Form 10-Q
period 1994-12-31
TRANSCISCO INDUSTRIES INC
filed 1995-02-03
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________________ TO ______________________

FOR QUARTER ENDED DECEMBER 31, 1994               COMMISSION FILE NUMBER 1-9051

                           TRANSCISCO INDUSTRIES, INC.
                   -------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 94-2989345
- - - - ----------------------------------------   ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

601 CALIFORNIA STREET, SUITE 1301
        SAN FRANCISCO, CA                                  94108
- - - - ----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

         (415) 477-9700
- - - - -------------------------------
(REGISTRANT'S TELEPHONE NUMBER,
 INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                               YES   X    NO
                                   -----     -----

INDICATE BY CHECK MARK WHETHER THE REGISTRANT HAS FILED ALL DOCUMENTS AND REPORTS REQUIRED TO BE FILED BY SECTION 12, 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 SUBSEQUENT TO THE DISTRIBUTION OF SECURITIES UNDER A PLAN CONFIRMED BY A COURT.
                              YES   X    NO
                                  -----     -----

INDICATE THE NUMBER OF COMMON SHARES OUTSTANDING, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                             OUTSTANDING AT  JAN. 31, 1995
- - - - ----------------------------            --------------------------------------
COMMON STOCK, $.01 PAR VALUE              5,120,870 (EXCLUDES 478,726 SHARES
                                          HELD IN TREASURY)

                          PART I - FINANCIAL STATEMENTS
ITEM 1.                   TRANSCISCO INDUSTRIES, INC.
Financial Statements      CONSOLIDATED BALANCE SHEETS
                     (In thousands, except share data)


                                                   December 31       March 31
                                                   -----------     -----------
                                                       1994           1994
                                                       ----           ----
                                                   (Unaudited)     (Unaudited)
ASSETS
Current Assets:
   Cash and cash equivalents                          $1,021        $   725
   Receivables - trade                                 7,047          5,351
   Inventories                                         3,354          2,401
   Other current assets                                  439            516
                                                     -------        -------
      Total current assets                            11,861          8,993

Property and equipment, net
     of accumulated depreciation                      17,621         17,932
Subordinated note receivable from PLMI                    --          2,000
Other                                                  1,502          1,574
                                                     -------        -------
                                                     $30,984        $30,499
                                                     -------        -------
                                                     -------        -------
LIABILITIES AND SHAREHOLDERS' EQUITY
   Current Liabilities:
      Accounts payable                               $ 3,655        $ 3,639
      Accrued compensation and benefits                  814            832
      Short-term borrowing                             1,529            525
      Deferred maintenance liability                      --             15
      Other current liabilities                        3,002          2,787
      Current portion of long-term debt                1,791          1,185
                                                     -------        -------
         Total current liabilities                    10,791          8,983

   Other long-term liabilities                           497            497
   Deferred maintenance liability                        987             51
   Long-term debt                                     14,328         17,510
   Interest payable                                    1,131            488
   Deferred income tax                                   321            321

Shareholders' equity:
   Common Stock $.01 par value
     15,000,000 shares authorized,
     issued and outstanding 5,120,870 in
     1994 and 5,513,486 in 1993                           51             51
   Paid-in capital in excess of par                   17,017         17,007
   Accumulated deficit                               (11,145)       (11,415)
   Less cost of Common shares in Treasury;
     478,726 in 1994 and 1993                         (2,994)        (2,994)
                                                     -------        -------

       Total shareholders' equity                      2,929          2,649
                                                     -------        -------
                                                     $30,984        $30,499
                                                     -------        -------
                                                     -------        -------

                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)

                              Nine Months Ended Dec. 31   Three Months Ended Dec. 31
                                 1994          1993           1994          1993
                               --------      --------       --------      --------
Revenues (primarily
   maintenance and repairs)    $26,060       $23,724         $9,185        $7,572
                               -------       -------         ------        ------

Costs and expenses:
   Operations and support       21,232        19,638          7,437         6,227
   Selling, general and
     administrative costs        3,575         3,667          1,181         1,178
   Interest income                (174)         (196)           (18)          (76)
   Interest expense              1,229           298            439           239
   Other Income                    (72)          (89)            --           (43)
                               -------       -------        -------       -------
                                25,790        23,318          9,039         7,525


Income from continuing
   operations before
   reorganization items,
   and extraordinary gain          270           406            146            47

Reorganization items:
   Bankruptcy administration
     costs                          --        (1,895)            --             1
   Adjustment to estimated
     allowed claims                 --        (1,700)            --            --
                               -------       -------        -------       -------
                                    --        (3,595)            --             1
Income (loss) from continuing
   operations before
   extraordinary gain              270        (3,189)           146            48





                            (continued on next page)

                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (CONTINUED)
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (Unaudited)


                              Nine Months Ended Dec. 31   Three Months Ended Dec. 31
                                 1994          1993           1994          1993
                               --------      --------       --------      --------
Discontinued operations
   Loss from discontinued
     operations                     --           (28)            --            --
   Gain (loss) on close-down
     and disposal of
     business segment               --           200             --            --
   Adjustment to estimated
     allowed claims                 --        (1,500)            --            --
                               -------       -------        -------       -------

Loss from discontinued
     operations                     --        (1,328)            --            --
                               -------       -------        -------       -------

Gain (loss) before
     extraordinary gain            270        (4,517)           146            48

Extraordinary gain -
     extinguishment of debt
     upon emergence from
     bankruptcy                     --        13,929             --            --
                               -------       -------        -------       -------

Net income (loss)              $   270       $ 9,412        $   146       $    48
                               -------       -------        -------       -------
                               -------       -------        -------       -------

Per share amounts:
     Continuing operations     $  0.05       $ (0.67)       $  0.03       $  0.01
     Discontinuing operations       --         (0.28)            --            --
     Extraordinary gain             --          2.92             --            --
                               -------       -------        -------       -------
     Net income (loss)         $  0.05       $  1.97        $  0.03       $  0.01
                               -------       -------        -------       -------
                               -------       -------        -------       -------

Shares used in calculations  5,326,697     4,779,053      5,347,880     5,079,290





                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          Nine Months Ended December 31
                                                       -----------------------------------
                                                                1994           1993
                                                               ------         ------
Cash flows from operating activities:
   Net income/(Loss) from continuing operations               $   270        $(3,190)
   Adjustments to reconcile loss to net cash
     used in continuing operations:
       Reorganization items not requiring cash                     --          1,332
       Interest payable                                           643             --
       Depreciation and amortization                              886            844
       Compensation from common stock issuance                     10             67
       Changes in operating assets and liabilities:
         Accounts receivable                                   (1,696)         1,237
         Inventories                                             (953)           832
         Other current assets                                      77            342
         Notes receivable                                       2,000             --
         Other assets                                              72             46
         Accounts payable                                          16           (105)
         Accrued compensation and benefits                        (18)          (138)
         Deferred maintenance liability                           921           (309)
         Other current liabilities                                215            442
         Other long-term liabilities                               --           (194)
                                                               ------         ------
            Net cash provided by continuing
               operations                                       2,443          1,206
                                                               ------         ------

Loss from discontinued operations                                             (1,328)
   Adjustments to reconcile loss to net cash
      used in discontinued operations:
      Accrual for loss on disposal of business segment             --            (10)
      Liabilities subject to compromise                            --             (8)
      Other, net                                                   --           (255)
                                                               ------         ------
        Net cash used in discontinued operations                   --         (1,601)
                                                               ------         ------
        Net cash provided (used) in                           $ 2,443        $  (395)
            operating activities                               ------         ------





                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (CONTINUED)
                                  (IN THOUSANDS)
                                   (UNAUDITED)



                                                          Nine Months Ended December 31
                                                       -----------------------------------
                                                                1994           1993
                                                               ------         ------
Cash flows from investing activities:
  Capital expenditures, net                                    $ (575)        $ (192)
  Restricted cash                                                  --            126
  Discontinued operations:
     Disposal of equipment                                         --          1,125
                                                               ------         ------
       Net cash provided by investing activities                 (575)         1,059
                                                               ------         ------
Cash flows from financing activities:
  Payments of long-term debt                                   (2,127)          (357)
  Decrease in long-term debt                                     (449)            --
  Short-term borrowing                                          1,004             --
                                                               ------         ------
       Net cash used in financing activities                   (1,572)          (357)
                                                               ------         ------

Net increase in cash and cash equivalents                         296            307

Cash and cash equivalents at beginning of period                  725            796
                                                               ------         ------

Cash and cash equivalents at end of period                     $1,021         $1,103
                                                               ------         ------
                                                               ------         ------





                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                DECEMBER 31, 1994


1) In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary, consisting only of normal recurring accruals, to present fairly Transcisco Industries, Inc.'s (the "Company") financial position as of December 31, 1994 and March 31, 1994, and the results of operations for the nine months and three months ended December 31, 1994 and 1993.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements in the 1993 Form 10-K.

     The results of operations for the nine month periods ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

2)   Refer to Item 2, Part I for discussion concerning bank and other debt.

3)   Refer to Item 1, Part II for legal proceedings.


ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1994 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1993


REVENUES

Transcisco's revenues for the nine month period ending December 31, 1994 increased by approximately 9.8% over the comparable nine month period for 1993. Railcar maintenance operation's revenues, which comprised 82.6% of total company revenues, increased by 5.4% to $21.5 million due primarily to increased program work. Domestic revenues from the leasing operation increased by $1,989,000, an increased of 78.3%, due primarily to the increase in the size of the rail fleet under lease. Revenues from international operations increase by $134,000 due to resumption of production and shipments of Uni-Temp heating systems to SOVFINAMTRANS ("SFAT").


OPERATIONS AND SUPPORT EXPENSES

Operation and support expenses include the cost of direct and indirect labor, labor burdens, materials and overhead costs associated with the location and management costs of the various operating facilities. Operation and support costs comprised approximately 81.5% of revenues during the nine month period of 1994, which is consistent with the comparable 1993 period.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling expenses include salaries, advertising and promotion, travel and facility costs for the Company's marketing and sales personnel. General and administrative expenses include the finance, human resources, legal, purchasing and administrative operations of the Company. These expenses decreased by $239,000 from 1993 levels (a decrease of 6%) and reflect the continued downsizing which has occurred throughout the Company. The Company has completed the majority of its planned cost reductions and anticipates that selling, general and administrative expenses incurred during the first three quarters are indicative of the level of future costs in the next several quarters.


INCOME FROM OPERATIONS BEFORE REORGANIZATION ITEMS AND EXTRAORDINARY GAIN

Income from operations for the nine month period decreased from 1993 levels, primary as a result of $1,054,000 in additional interest expense on restructured debt for the nine months ended December 31, 1994, which was partial offset by reductions in operations support and selling, general and administrative expenses.


ACCOUNTING FOR INVESTMENT IN SOVFINAMTRANS

The Company has a 20% interest in SOVFINAMTRANS ("SFAT"), which the Company believes is the only railcar leasing company in the Commonwealth of Independent States (CIS) formally the Soviet Union. SFAT was founded in mid-1989. Due to uncertainty in the political and economic arenas within the CIS, management decided to discontinue recording equity earnings on the investment in SOVFINAMTRANS effective June 30, 1991. While the joint venture continues to be profitable and does not appear to be materially affected by the changes in the CIS, it is management's belief that this policy is prudent and consistent with the reporting of other U.S. companies with investments in the CIS. Dividends received from SOVFINAMTRANS amounted to $60,000 annually in 1992, 1993, and $51,000 in 1994.


DISCONTINUED OPERATIONS


TRANSCISCO TOURS INC. ("TOURS")

Transcisco Tours Inc. operated the "Sierra 49er Express," a luxury "cruise train" which carried passengers from the San Francisco Bay Area to Lake Tahoe/Reno, Nevada. 1990 was primarily a start-up period for operations with the first run to Nevada occurring on December 7, 1990. As a significant shortfall in ridership coupled with higher than projected capital costs and costs of operations led to the close-down of the "cruise train" operation on April 29, 1991. Subsequently, Tours filed a voluntary petition for protection under Chapter 11 of the U.S. Bankruptcy Code. The primary activity at Tours subsequent to the April 29, 1991 close-down has been the marketing for disposition of the remaining assets of Tours, which consist primarily of passenger cars used on the "Sierra 49er Express."

All proceeds from the liquidation of Tours were placed in a trust account, pending distribution, and are not reflected on the financial statements of the Company. In September 1993, Tours filed a liquidating plan of reorganization. The Disclosure Statement accompanying the plan was approved by the U.S. Bankruptcy Court in October 1993, and confirmed in December 1993. Pursuant to the liquidating plan, the Company received $150,000 in January 1994 as payment of its claim against Tours.


LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.1 to 1.0 at December 31, 1994, compared to 1.00 to 1.00 at March 31, 1994. Working capital increased by $1,060,000 due primarily to increased trade receivables and inventory.

The Company has a number of claims and loss contingencies which it is actively contesting and which have not been resolved in its bankruptcy proceeding or by the Plan and approximate $2.5 million. If all of these claims were resolved adversely to the Company, the amount required to be paid to discharge the Class F Claimants under the Plan would be increased and may impair the Company's ability to meet obligations under the Plan.

The Company's cash requirements were primarily satisfied through cash on hand, operating earnings and short-term borrowing. Short-term borrowings at December 31, 1994 were $1,529,000. The Company through its subsidiary, Transcisco Rail Services, has a $2 million line of credit with Congress Financial Corporation secured by valid first liens on all of the assets of the Company, tangible and intangible except machinery and equipment and real estate. Management believes the availability of working capital from this loan facility combined with the attainment of projected operating cash flow should be sufficient to meet the Company's working capital requirements in the near future.

                           PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDINGS.

DANIELS ET AL V. PLM INTERNATIONAL, INC., ET AL.  On November 23, 1987, Shirley
B. Daniels and Barney and Rachel Milione instituted a purported class action, known as the "DANIELS" case, in the Superior Court of California, County of San Francisco, against PLM International, Inc., Transcisco Industries, Inc., and various corporate and individual defendants. The action purported to arise out of the February 1988 consolidation wherein the Company exchanged three of its subsidiaries in return for cash, a note receivable from PLM International, Inc. ("PLMI") and approximately 35% of PLMI Common Stock. In addition, the Company contributed the assets of 21 investor-owned public limited partnerships to PLMI in return for an approximately 64% [ownership interest] in PLMI (the "Consolidation"). The plaintiffs claimed that certain aspects of the Consolidation constituted a breach of alleged fiduciary duties owed by the defendants to the limited partners of the various limited partnerships which were party to the transaction. The plaintiffs sought damages in an unspecified amount and attorneys' fees, costs of the suit, rescinding and invalidating the Consolidation, imposing a constructive trust on the shares of PLMI common stock received by the Company in connection with the Consolidation and such other relief as the court may deem appropriate. The plaintiffs filed a motion for class certification, and by order dated October 9, 1990, the court granted the plaintiff's motion to certify the class. The action was originally set for trial on July 29, 1991; however, the trial date was continued a number of times, and was settled in July, 1993. On September 21, 1990 Shirley B. Daniels and Barney and Rachel Milione instituted a purported class action in the United States District Court for the Northern District of California, against PLMI, the Company and various corporate and individual defendants. The plaintiffs claimed damages arising from alleged violations of the federal securities laws, namely
Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10(b)-5 thereunder as to all defendants; and Section 2(a) of the Exchange Act, as to the Company and all individual defendants. The relief sought in the Complaint is substantially similar to that sought in the DANIELS case brought in the state court discussed above. By order dated January 11, 1991 pursuant to stipulation of the parties, the federal court action was stayed, with such stay to remain in effect until 60 days after written notice is given by any party of intention to proceed in the federal court action, or 30 days after a full and final adjudication or other resolution of all of the issues raised in the DANIELS state court action.

Transcisco and the Class Representatives agreed to settle all matters raised in the State Court Action and Federal Action. The Settlement calls for Transcisco to pay $750,000 to plaintiffs over ten consecutive quarters, and is subject to several other conditions. The Settlement has been approved by the Bankruptcy Court. On November 4, 1993, the Company made its initial payment in the amount of $187,500 to the Daniels' claimants. Two more installment payments of $62,500 each were made in December 1993 and March 1994, leaving the balance owing of $437,500. As part of the settlement, the Great American Insurance Company ("Great American") made a payment to the Daniels claimants in the approximate amount of $2.7 million, with reservation of rights. A Lower Court ruled that Great American had an obligation to provide coverage, but Great American has appealed that ruling with the Ninth Circuit Court of Appeals.

In the event that Great American's appeal is successful, Great American may seek reimbursement from Mr. Hungerford (an individual defendant in the Daniels action). This may result in Mr. Hungerford's indemnification claim against the Company being allowed in the amount Mr. Hungerford is compelled to pay Great American.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b) The following report on form 8-K was filed for the quarter ended December 31, 1994:

      (i) Press Release issued on November 2, 1994 covering a report of the Company's earnings and revenues for the six month and three month periods ending September 30, 1994; date of report was November 14, 1994.

      (ii) Press Release issued on November 18, 1994 announcing a shareholders' meeting on January 20, 1995 for shareholders of record as of December 16, 1994.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANSCISCO INDUSTRIES, INC.




January 31, 1995                    /s/ Robert W. Laversin
- - - - ----------------                   ---------------------------------------------
      Date                         Robert W. Laversin - on behalf of the
                                   Registrant and as Chief Financial Officer