Form 10-Q/A
period 1994-12-31
TRANSCISCO INDUSTRIES INC
filed 1995-04-03
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A1


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

                           TRANSCISCO INDUSTRIES, INC.
                   -------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                                 94-2989345
- ----------------------------------------   ------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)             IDENTIFICATION NO.)

601 CALIFORNIA STREET, SUITE 1301
        SAN FRANCISCO, CA                                  94108
- ----------------------------------------   ------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)

         (415) 477-9700
- -------------------------------
(REGISTRANT'S TELEPHONE NUMBER,
 INCLUDING AREA CODE)

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
                              YES   X    NO
                                  -----     -----

INDICATE THE NUMBER OF COMMON SHARES OUTSTANDING, AS OF THE LATEST PRACTICABLE DATE.

          CLASS                             OUTSTANDING AT  JAN. 31, 1995
- ----------------------------            --------------------------------------
COMMON STOCK, $.01 PAR VALUE              5,131,235 (EXCLUDES 478,726 SHARES
                                          HELD IN TREASURY)

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      27 - Financial Data Schedule

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   TRANSCISCO INDUSTRIES, INC.




March 31, 1995                     /s/ Gregory S. Saunders
- ----------------                   ---------------------------------------------
      Date                         Gregory S. Saunders - on behalf of the
                                   Registrant and as Assistant Secretary