Form 10-K405
period 1995-03-31
TRANSCISCO INDUSTRIES INC
filed 1995-06-29
CIK 786053

                             WASHINGTON, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT
                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended March 31, 1995          Commission file number 1-9051

                           Transcisco Industries, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                               94-2989345
- -------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or Organization)                              Identification No.)


601 California Street, San Francisco, CA                           94108
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's Telephone Number                                  (415) 477-9700


Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                         Name of Each Exchange
                                                          on which registered

                Common Stock                            American Stock Exchange
                ------------                            -----------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                ----------------
                                (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of regulation 5S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes  X   No
                         ----    ----

Aggregate market value of voting stock held by non-affiliates of the registrant as of June 16, 1995: $7,513,781

Number of common shares, $.01 par value, outstanding at March 31, 1995: 5,609,961, including 478,726 Treasury Shares.

                                     PART I

ITEM 1.        BUSINESS.

               OVERVIEW

               Transcisco Industries, Inc. ("the Registrant " or "the Company") was incorporated in California in 1972 under the name PLM Group. It was reincorporated in Delaware in 1985, as PLM Companies, Inc., and in 1988, its name was changed to Transcisco Industries, Inc. The Company is a holding Company whose primary lines of business include: (1) nationwide railcar maintenance through TRANSCISCO RAIL SERVICES COMPANY, which operates 12 railcar repair and maintenance facilities from Georgia to Montana; (2) specialty railcar leasing management and maintenance services through TRANSCISCO LEASING COMPANY which provides innovative railcar services for large utilities, Class I railroads and others; and, (3) international rail transportation services through TRANSCISCO TRADING COMPANY, the 20% shareholder of SovFinAmTrans (SFAT), Russia's leading privately held rail transportation firm; SFAT's 5,400 tankcar fleet is used to transport petroleum and petrochemicals for export.

               On April 14, 1994, the Board of Directors of Transcisco Industries, Inc. voted to change the Company's fiscal year to March 31. The Company previously reported results of operations on a calendar year basis. A Form 8-K was filed with the Securities and Exchange Commission on April 15, 1994, to reflect the change in fiscal years.

               TRANSCISCO RAIL SERVICES COMPANY.

               Transcisco Rail Services Company ("TRS") is one of the largest railcar maintenance organizations in the United States, with more than 15,000 privately owned railcars under maintenance contracts. TRS operates a full-service network of six major maintenance facilities capable of repairing all types of railcars at: Alliance, Nebraska; Miles City, Montana; Waycross, Georgia; Sioux City, Iowa; Bill, Wyoming; and Rock Springs, Wyoming. In addition, TRS operates six "mobile" or "mini" shops, which perform repairs and maintenance, generally at customers' plant sites. TRS's marketing offices are in Chicago and its administrative offices are in San Francisco.

               TRANSCISCO LEASING COMPANY.

               Transcisco Leasing Company ("TLC"), formed in August 1990, acts as an intermediary in the railcar leasing, management and maintenance market, drawing on Transcisco's established leadership position in coal and other railcar maintenance. TLC manages groups of railcars on a full-service basis, including fleet administration, lease financing, and maintenance.

               Prompted by the Clean Air Act Amendments of 1990, coal-burning utilities in the midwestern and eastern U.S. increasingly burn low-sulphur coal. The Powder River Basin in Wyoming is a primary source of this low-sulfur coal and the TRS maintenance shops surrounding the basin are well-positioned to service coal carrying unit-trains. Because aluminum cars weigh less and carry more coal, they have become the railcar of choice for utilities hauling coal from the Powder River Basin. Increasingly, utilities have replaced their steel cars with aluminum cars.

               TLC's objective is to capitalize on these trends and others by managing railcar fleets for railroads, utilities and others hauling coal and other commodities. At March 31, 1995, TLC had 5,314 cars covered by contracts for maintenance, management and leasing services. Since March, this number has grown to approximately 8,000 cars. The terms of TLC's contracts range from 1 to 20 years.

               TRANSCISCO TRADING COMPANY.

               Transcisco Trading Company ("TTC") was formed in 1989 to help organize and serve as a shareholder in SovFinAmTrans (SFAT). Initially Russia's first railcar leasing company, SFAT has become a full service transportation management company which owns and manages more than 5,400 railroad tankcars used to export petroleum and petrochemicals.

               SFAT's original shareholders included the Russian Ministry of Rails (40%), the Russian Ministry of Petrochemicals (25%), TTC (20%) and HAKA OY
- -- a major Finnish construction company (15%). In April 1994, Haka declared bankruptcy and SFAT bought back its shares.

               Since its creation in 1989, SFAT's hard currency profits have increased each year. For the fiscal year ended 1994, SFAT reported unaudited revenues of approximately $28 million and operating earnings before nonrecurring charges of approximately $13 million.

               SFAT's customer base includes major Russian oil refineries and petrochemical companies as well as some western petroleum and petrochemical trading companies. SFAT's full service transportation services include freight forwarding, computerized tracking, railcar maintenance and assembly. SFAT has subsidiaries in Finland, Estonia, Russia, Cyprus and Gibraltar.

               Approximately 1,500 of SFAT's 5,400 car fleet have been fitted with Transcisco's proprietary Uni-Temp heating system, a patented technology which enhances the performance of rail tank cars by expediting the unloading process. The licensing of the Uni-Temp heating system is covered through several agreements, all of which expire in approximately seven years. Pursuant to an agreement with the inventor of Uni-Temp, TTC is the exclusive worldwide licensee for the Uni-Temp technology. TTC, in turn, has entered into a sub-licensing agreement with Finnish American Rail Services OY (FARS), a Finnish firm created by several former Haka employees (this agreement replaces a similar agreement between Haka and Transcisco terminated because of Haka's bankruptcy). FARS and TTC have jointly entered into an April 1994 Uni-Temp sub-licensing agreement with SFAT.

               Transcisco earns approximately $1.5 million in annual revenues from licensing the Uni-Temp technology. Additionally, TTC earns about $50,000 per year in dividends from SFAT.

            FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND
                        CLASSES OF PRODUCTS OR SERVICES



                                             FISCAL YEAR ENDED       THREE MONTH PERIOD          YEARS ENDED DECEMBER 31,
                                               MAR. 31, 1995        ENDED  MAR. 31, 1994          1993             1992
                                               -------------        --------------------          ----             ----

Number in thousands
Revenues:
Transcisco Rail Services Company:
         Maintenance and Repairs                 $ 23,170                 $  6,115              $ 23,211         $ 19,101
         Fixed Fee                                     --                       74                 1,520            3,557
         Retrofit and Program                       4,844                       82                 3,288            5,073

Transcisco Trading Company                          1,282                      150                 1,259            1,566

Transcisco Leasing Company                          6,388                    1,170                 3,235            2,536

Intercompany eliminations                          (1,105)                    (370)                   --               --
                                                 --------                 --------              --------         --------
Consolidated revenues                            $ 34,579                 $  7,221              $ 32,513         $ 31,833
                                                 ========                 ========              ========         ========

Income (loss) from continuing operations before reorganization items and extraordinary gain: (1)

         Transcisco Rail Services Company             452                       40                 1,616            1,896
         Transcisco Trading Company                 1,234                       54                   507              410
         Transcisco Leasing Company                 1,427                       86                    44              718
         Corporate Administration                  (1,260)                    (245)               (1,546)          (2,153)
         Interest expense, net (2)                 (1,282)                    (276)                   53              751
                                                 --------                 --------              --------         --------
                                                      571                     (341)                  674            1,622
Reorganization items:
   Bankruptcy administration costs                     --                       --                (2,386)          (2,613)
Adjustment to estimated allowed claims                 --                       --                (1,700)              --
Equity earnings (loss) from affiliated
                companies, net of taxes                --                       --                    --           (3,641)
                                                 --------                 --------              --------         --------
Consolidated Income (loss) from
         continuing operations                        571                     (341)               (3,412)          (4,632)
Loss from discontinued operations                      --                       --                   (23)              --
Gain (loss) on close-down and disposal
         of segment of business                        --                       --                   142           (4,146)
Adjustment to estimated allowed claims                 --                       --                (1,500)              --
                                                 --------                 --------              --------         --------
Gain (loss) before extraordinary gain                 571                     (341)               (4,793)
Extraordinary gain                                     --                       --                13,929               --
                                                 --------                 --------              --------         --------

Consolidated net (loss) income                   $    571                 $   (341)             $  9,136         $ (8,778)
                                                 ========                 ========              ========         ========


         (1)    Net of intercompany eliminations.

         (2) Does not include approximately $3.1 and $3.2 million in contractual interest not accrued during 1993 and 1992, respectively, due to Chapter 11 proceedings.

            FINANCIAL INFORMATION RELATING TO INDUSTRY SEGMENTS AND
                        CLASSES OF PRODUCTS OR SERVICES


                                                   FISCAL YEAR ENDED       THREE  MONTH PERIOD         YEARS ENDED DECEMBER 31,
                                                     MAR. 31, 1995        ENDED  MAR. 31, 1994          1993              1992
                                                     -------------        --------------------          ----              ----

Numbers in thousands

Identifiable assets:

          Transcisco Rail Services Company            $  25,618               $  24,709              $  24,667         $  26,974
          Transcisco Trading Company                      1,925                   1,758                  2,144             2,700
          Transcisco Leasing Company                      2,812                   1,573                  1,174             1,906
          Administration                                 22,385                  23,562                 24,613            14,137
          Discontinued Operations                            --                      --                     --             2,333
          Eliminations                                  (22,212)                (21,103)               (22,034)           (2,357)
                                                      ---------               ---------              ---------         ---------
                                                      $  30,528               $  30,499              $  30,564         $  45,693
                                                      =========               =========              =========         =========

Depreciation and amortization:

          Transcisco Rail Services Company            $   1,122               $     266              $   1,039         $     972
          Transcisco Trading Company                          1                       1                      1                 1
          Transcisco Leasing Company                         26                       6                     24                23
          Administration                                     37                      14                     63                95
          Discontinued Operations                            --                      --                     --               133
                                                      ---------               ---------              ---------         ---------
                                                      $   1,186               $     287              $   1,127         $   1,224
                                                      =========               =========              =========         =========

Capital expenditures, net:

          Transcisco Rail Services Company            $     789               $     115              $     346         $     385
          Transcisco Trading Company                         --                      --                     --                 1
          Transcisco Leasing Company                         16                       2                     --                --
          Administration                                     10                       3                     (7)               --
          Discontinued Operations                            --                      --                     --               879
                                                      ---------               ---------              ---------         ---------

                                                      $     815               $     120              $     339         $   1,265
                                                      =========               =========              =========         =========


               MARKETING, CUSTOMERS AND COMPETITION.

               TRS's maintenance services are provided for all types of railcars. The majority of this business is with long-standing customers, primarily Fortune 500 companies and utilities. Competition within the railcar maintenance industry varies by region and by type of railcar. About 250 repair and maintenance facilities are owned by about 130 companies. Location, price, quality, turnaround time, and service levels are primary competitive factors. TRS believes it is one of the largest independent companies offering maintenance, repair, and cleaning services for privately-owned railcars.

               TLC's services include fleet administration, railcar marketing, lease financing, and maintenance. TLC sells primarily to utilities, major railroads, other shippers, and financial institutions. Currently, TLC has management contracts and leases with approximately 15 companies, covering approximately 8,000 railcars. Although various other companies offer elements of TLC's line of services, the Company believes TLC's combination of services and expertise is unique within the railroad industry. Fleet management expertise and price are important factors in the development and continuing profitability of TLC's business.

               TTC's proprietary Uni-Temp technology is a system of heat panels installed in tank cars to expedite unloading. The Company believes that this technology has substantial operating advantages over competing alternatives. Among its principal applications is in tankcars hauling petroleum and petrochemicals in Russia. SFAT, a company 20% owned by TTC, utilizes the technology to enable customers faster delivery of petroleum products.

               FORMER INTEREST IN PLMI.

               Prior to November 1993, in addition to its operating businesses, the Company owned approximately 32% of the outstanding stock of PLM International, Inc. ("PLMI"), and a $5 million PLMI note.

               As a result of Transcisco's emergence from bankruptcy on November 3, 1993, the Company exchanged all of the PLMI stock and 60% of the PLMI note for the extinguishment of $16.3 million of Transcisco's subordinated debt. Later, in October 1994, PLMI redeemed the remaining 40% interest in the promissory note for 90% of its face value. In accordance with the Chapter 11 reorganization plan, ("Plan of Reorganization" or "Plan") that $1.8 million of note redemption proceeds was paid directly to Transcisco's Class F Creditors (the unsecured creditors in the Company's Chapter 11 case).

               EMPLOYEES.

               At March 31, 1995, the Company had 304 full-time and part-time employees. None of the employees are subject to collective bargaining arrangements. The Company believes employee relations are good and it has never experienced a work stoppage.

ITEM 2.         PROPERTY.

                The Company's executive offices are located in leased premises at 601 California Street in San Francisco, California. The Company operates railcar repair facilities throughout the United States as described in Item 1, and believes its facilities are adequate for its present level of business.

ITEM 3.         LEGAL PROCEEDINGS.

                DANIELS ET AL V. PLM INTERNATIONAL, INC., ET AL. On November 23, 1987, Shirley B. Daniels and Barney and Rachel Milione instituted a purported class action, known as the "Daniels" case, in the Superior Court of California, County of San Francisco, against PLM International, Inc., Transcisco Industries, Inc., and various corporate and individual defendants. The action purported to arise out of the February 1988 Consolidation wherein the Company exchanged three of its subsidiaries in return for cash, a note receivable from PLM International, Inc. ("PLMI") and approximately 32% of PLMI's Common Stock. The Daniels' plaintiffs claimed that certain aspects of the Consolidation constituted a breach of alleged fiduciary duties owed by the defendants to the limited partners of the various limited partnerships which were a party to the transaction. The plaintiffs sought damages in an unspecified amount and attorneys' fees, costs of the suit, rescinding and invalidating the Consolidation, imposing a constructive trust on the shares of PLMI common stock received by the Company in connection with the Consolidation and such other relief as the court might have deemed appropriate. On September 21, 1990 Shirley
B. Daniels and Barney and Rachel Milione instituted a second purported class action suit in the U.S. District Court for the Northern District of California, against PLMI, the Company and various corporate and individual defendants. The plaintiffs claimed damages arising from alleged violations of the federal securities laws, namely Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10(b)-5 thereunder as to all defendants; and Section 2(a) of the Exchange Act, as to the Company and all individual defendants. The relief sought in this second Complaint was substantially similar to that sought in the first Daniels case brought in the state court and discussed above. The plaintiffs filed a motion for class certification, and by order dated October 9, 1990, the court granted the plaintiff's motion to certify the class. The action was originally set for trial on July 29, 1991; however, the trial date was continued a number of times, before the disputes were finally settled in July, 1993.

                Transcisco and the plaintiff's representatives agreed to settle all matters with Transcisco paying $750,000 to the plaintiffs over ten consecutive quarters. The Settlement was approved by the Bankruptcy Court and on November 4, 1993, the Company made its initial payment of $187,500 to the Daniels' claimants. From December 31, 1993 to March 31, 1995, the Company has paid an additional $375,000 to the Daniels' claimants leaving $187,500 to pay off the entire balance.

                As part of the Daniels' settlement, the Great American Insurance Company ("Great American") made a $2,650,000 payment to the Daniels' plaintiffs on behalf of Mark Hungerford (Transcisco's Chief Executive Officer at the time of the formation of PLMI). At the same time, Great American reserved its rights to sue Hungerford who was, in turn, indemnified by Transcisco. A Federal District Court had earlier ruled that Great American had the obligation to provide the coverage, but Great American appealed that ruling to the Ninth Circuit Court of Appeals which, in April 1995, ruled that federal courts have no jurisdiction in this matter. In the event that Great American later files suit in State Court and prevails, Great American may seek reimbursement from Mr. Hungerford (as an individual defendant in the Daniels' action). This in turn, could result in Mr. Hungerford making an indemnification claim against the Company (as a Class F Claimant) in whatever amount Mr. Hungerford is compelled to pay Great American.


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

                At the Annual Meeting of Shareholders of the Company held on January 20, 1995, the shareholders of the Company elected George A. Tedesco and William E. Greenwood to serve as Class III directors. 6,427,136 votes were cast for the nominees and 900,952 votes were withheld. Following the meeting, the Board of Directors were comprised of George A. Tedesco, William E. Greenwood, Ottokarl F. Finsterwalder, Walter E. Hoadley, Eugene M. Armstrong, and Steven
L. Pease.

                In addition, at the Annual Meeting the shareholders of the Company voted on the following matters:


                                                                                                            ABSTENTIONS
                                                                           VOTES              VOTES          OR BROKER
                                                                            FOR              AGAINST         NON-VOTES
                                                                            ---              -------         ---------
               1.  To ratify the appointment of  Ernst & Young
                   LLP as independent auditors of the Company.           3,678,600          595,249            70,709

               2.  To adopt the Amended and Restated Stock
                   Option and Stock Grant Plan.                          1,902,502           960,782        1,481,274

               3.  To adopt the Amended and Restated Directors'
                   Stock Option Plan.                                    1,957,893           914,770        1,471,895

                                    PART II




ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

              The Company's Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol TNI. The following table sets forth the high and low closing bid prices per share of the Common Stock as reported on the AMEX for the periods indicated. No dividends were paid during 1995, 1994, 1993, or 1992. The closing of the Company's Common Stock, on May 4, 1995, as reported in the Wall Street Journal was $1.75 per share.

                                                        THREE MONTHS
                         QUARTER OF FISCAL YEAR        ENDED MARCH 31,      QUARTER OF CALENDAR YEAR      QUARTER OF CALENDAR YEAR
                                  1995                      1994                      1993                          1992
                     -------------------------------   ---------------   -----------------------------   --------------------------

Market Prices for     4th     3rd     2nd     1st                        4th     3rd     2nd      1st    4th    3rd    2nd     1st
Common Stock:         Qtr.    Qtr.    Qtr.    Qtr.                       Qtr.    Qrt.    Qrt.     Qrt.   Qtr.   Qtr.   Qtr.    Qtr.
                     -------------------------------                     -----------------------------   --------------------------
     Class A(*)
        High            - -     - -     - -      - -          - -          - -   15/16   1 1/4      1     1/4    3/8    3/8     1/2
         Low            - -     - -     - -      - -          - -          - -    9/16     3/8    1/8    1/16   3/16   3/16     1/4

     Class B (*)
        High            - -     - -     - -      - -          - -          - -   15/16   1 3/8      1    5/16    3/8   9/16    9/16
         Low            - -     - -     - -      - -          - -          - -   13/16     1/2    1/8     1/8    1/4    1/4     1/4

    Common Stock
        High          1 3/4   1 1/2   1 1/2    2 1/4        2 1/4        1 3/8   1 3/8     - -    - -     - -    - -    - -     - -
         Low         1 1/16       1   15/16   1 1/16        1 1/8          7/8     3/4     - -    - -     - -    - -    - -     - -

_________________________
(*) Class A and B Stock were converted share for share to Common Stock on August 11,1993.


              On August 11, 1993, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, which was effective at 4:01 p.m. Eastern Time the same day. The Amended and Restated Certificate of Incorporation was filed by order of the Bankruptcy Court pursuant to the Company's Joint Plan of Reorganization (the "Reorganization Plan" or "Plan"). On the effectiveness date of the Amended and Restated Certificate of Incorporation, the then outstanding 3,188,369 shares of Class A Common Stock and 1,358,960 shares of Class B Common Stock were reclassified into the one form of stock designated Common Stock.

              The provisions of the Amended and Restated Certificate of Incorporation modified the rights of the former holders of the Company's Class A Common Stock and Class B Common Stock (the new Common Stock holders). A description of the rights of holders of the new class of Common Stock is incorporated herein by reference to Item 1 "Description of Company's Securities to be Registered" in the Company's Form 8-A filed under the Securities Exchange Act of 1934, as amended on August 12, 1993.

              The authorized capital stock of the Company consists of 15,000,000 shares of Common Stock, $.01 par value and 1,000,000 shares of Preferred Stock, $.01 par value, (none of the preferred stock is currently outstanding as of March 31, 1995). A total of 5,609,961 shares of the Common Stock are currently issued and outstanding, which includes 478,726 shares issued into Escrow for the Class F Claimants. 750,000 shares of Common Stock are reserved for issuance under the Company' s Amended and Restated (1994) Employee Stock Option Plan (described in Item 11, Part F below). An additional 100,000 shares of Common Stock are reserved for issuance under the Company's Amended and Restated Directors' Stock Option Plan (described in Item 11, Part G, below). On March 30, 1995, the Board of Directors adopted a Stock Purchase Plan pursuant to which the Company may grant rights to purchase shares of Common Stock of the Company to officers, consultants or employees of the Company. The

Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of each grant of Stock Purchase Rights.

              Subject to the rights of holders of Preferred Stock, the Holders of outstanding shares of Common Stock are entitled to share ratably in dividends declared out of assets legally available therefore at such time and in such amounts as the Board of Directors may from time to time lawfully determine. Until December 31, 2000, or such earlier date as the Class F Claimants are paid in full as provided in the Plan of Reorganization (such date is defined as the "Release Date"), no dividends shall be paid on the Common Stock. Each holder of Common Stock is entitled to one vote for each share held. The Common Stock is not entitled to conversion or preemptive rights and is not subject to redemption or assessment. Subject to the rights of holders of any outstanding Preferred Stock, upon liquidation, dissolution or winding up of the Company, any assets legally available for distribution to stockholders are to be distributed ratably to the holders of the Common Stock outstanding at that time. The Common Stock is fully paid and nonassessable.

              As provided in the Certificate of Incorporation, until the Release Date, no person may acquire Common Stock of the Company if after the acquisition the person beneficially owns 5% or more of the Company's outstanding Common Stock unless the Company's Board of Directors approves the acquisition. This restriction is to prevent a loss or limitation to the Company's net operating loss carryforward under Section 382 of the Internal Revenue Code of 1986, as amended, or the impairment of the Company's ability to perform its obligations under the Plan of Reorganization. Any purported transferee of shares acquired in violation of this restriction will be deemed to have acted as agent on behalf of the Company in acquiring the shares and will be deemed to hold the shares in trust and on behalf and for the benefit of the Company and the transferee's purported interest in the shares will be void ab initio. The transferee has no right to receive dividends or other distributions with respect to the shares, and no right to vote the shares (and for purposes of the determination of any quorum at any meeting of stockholders, the shares are not entitled to vote on any matter). The transferee's sole right with respect to the shares is to receive, at the Company's sole and absolute discretion, consideration for the shares upon the resale of the shares as directed by the Company, as reduced by all expenses of the Company in connection with the sale plus any remaining amount of such proceeds that exceeds the amount paid by the transferee for the shares. Until the Release Date, no stockholder who at any time on or after June 18, 1993, has beneficially owned 5% or more of the Company's voting securities, nor any associate, affiliate, officer, director, or employee of such stockholder, may serve as an officer, employee, or consultant of the Company.

              An application for listing of the new Common Stock of the Company on the American Stock Exchange was filed with the American Stock Exchange, Inc. on August 9, 1993. As of March 31, 1995, the Company believes there were 1,200 shareholders of record.

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA.


                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
               (In thousands except ratio and per share amounts)


                                       FISCAL YEAR     THREE MONTH PERIOD
                                          ENDED               ENDED
                                      MARCH 31, 1995     MARCH 31, 1994               CALENDAR YEARS ENDED DECEMBER 31
                                      --------------   ------------------     ------------------------------------------------
                                                                                1993         1992         1991          1990
                                                                                ----         ----         ----          ----
Results of Operations:
Revenues                                 $ 34,579           $  7,221          $ 32,513     $ 31,833     $ 29,715      $ 29,298
Income (loss) from
   continuing operations
   before reorganization items,
   income tax, equity earnings
   of affiliated companies,
   and extraordinary gain                     571               (341)              674        1,622       (3,975)       (5,867)
   (Loss) income from
     continuing operations                    571               (341)           (3,412)      (4,632)      (6,301)         (106)
   Discontinued operations,
     net of income tax                         --                 --            (1,381)      (4,146)     (16,518)       (1,943)
    Net gain (loss) before
     extraordinary gain                       571               (341)           (4,793)      (8,778)     (22,819)       (2,049)
Extraordinary gain                             --                 --            13,929           --           --            --
                                         --------           --------          --------     --------     --------      --------
Net income (loss)                             571               (341)            9,136       (8,778)     (22,819)       (2,049)

Per common share:
   Primary
   Net (loss) income -
   continuing operations                 $   0.11           $  (0.06)         $  (0.73)    $  (1.05)    $  (1.43)     $  (0.02)
Net loss -
    discontinued operations                    --                 --             (0.29)       (0.94)       (3.75)        (0.44)
Extraordinary gain                             --                 --              2.97           --           --            --
                                         --------           --------          --------     --------     --------      --------

Primary-net (loss) income                $   0.11           $  (0.06)         $   1.95     $  (1.99)    $  (5.18)     $  (0.46)
                                         ========           ========          ========     ========     ========      =========
Fully diluted-net (loss)
income                                   $   0.11           $  (0.06)         $   1.95     $  (1.99)    $  (5.18)     $  (0.46)
                                         ========           ========          ========     ========     ========      ========

Dividends -  Class A                           --                 --                --           --           --           .30
          -  Class B                           --                 --                --           --           --           .10
          -  Common                            --                 --                --           --           --            --

Financial Position:
   Current assets                        $ 11,471           $  8,993          $  8,919     $ 14,319     $ 18,002      $ 17,938
   Total assets                            30,528             30,499            30,564       45,693       54,170        72,266
Long-term debt                             15,210             17,998            18,683           36           72           124
Shareholders' equity (deficit)              3,235              2,649             2,916       (6,810)       1,968        24,788
Ratio of current assets
   to current liabilities                    1.18               1.00              1.05          1.5          2.2            .4
Debt to equity ratio                         5.27               7.24              6.71           --         18.1          1.34

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

             On April 14, 1994, the Board of Directors voted to change the Company's fiscal year end from December 31, to March 31. The Company previously reported results of operations on a calendar year basis. In the following discussion, "1995" refers to the Company's fiscal 1995 year, (the twelve months ending March 31, 1995); "1993" refers to the fiscal (and calendar year) ending December 31, 1993; "1992" refers to the fiscal (and calendar year) ending December 31, 1992; and, "1991" refers to the fiscal (and calendar year) ending December 31, 1991. For the three month period, January 1 to March 31, 1994, results of operations are presented where appropriate. For a discussion and comparison of this three-month period in relation to the same period of 1993, the reader is referred to the Company's Form 10-Q for the quarterly period ended March 31, 1994.

             RECENT TRENDS.

             Since 1992, the Company's Income from Continuing Operations before Reorganization Items, Equity and (Losses) of Affiliated Companies and Extraordinary Gain has declined as a result of higher interest expense. Interest expense increased because 1995 was the first full year (since entering bankruptcy) in which the Company began accruing interest expense on its restructured debts.

             In general, the Company's Income from Continuing Operations has shown improvement since 1991. This improvement has been due to increases in revenues and operating profits of Transcisco Leasing and Transcisco Trading, and reductions in corporate reorganization and overhead expenses associated
with the Company's cost cutting programs.    In 1995, Income from Continuing
Operations was $571,000, compared with a loss of ($3,412,000) in 1993, a loss of ($4,632,000) in 1992, and a loss of ($6,301,000) in 1991.

             In the years 1991 through 1993, significant factors affected Net
Income other than Income from Continuing Operations.  These included:   Losses
from Discontinued Operations, Losses from Close-down of a Business Segment, and an Extraordinary Gain from Extinguishment of Debt. None of these items influenced Net Income in 1995, so that Income from Continuing Operations was equal to Net Income, in contrast to the prior fiscal years.

             TRANSCISCO RAIL SERVICES (TRS).

             In 1995, TRS's revenues were $28,014,000, compared to revenues of $28,019,000 in 1993. Although 1995 revenues from general maintenance and repair were flat compared to 1993, revenues from retrofit and program work, which is performed on special groups of cars under pre-determined terms, increased 47% in 1995. At the same time, the volume of tankcar work declined in 1995 as a result of shippers' high demands for these cars. In 1995, TRS also earned no revenue from cost-per-mile customers since all cost-per-mile contracts expired in 1993 (cost-per-mile contracts allow customers to pay a flat fee for maintenance services based on mileage traveled by railcars covered by the contract).

             TRS net income was $452,000 in 1995, compared to $1,552,000 in 1993. The large decline in net income was caused primarily by high material
costs, interest and overhead expenses.    The material cost increase arose from
the mix change (described above) of increased retrofit and program work and reduced tankcar and cost-per-mile work; this caused higher material costs and lower margins.

             TRANSCISCO TRADING COMPANY (TTC).

             Revenues from licensing and sales were $1,282,000 in 1995,
compared with revenues of $1,259,000 in 1993.   In fiscal 1995, as a result,
the gross margin on sales and net income improved considerably. TTC's 1995 pre-tax income was $1,234,000 compared with $460,000 in 1993.

             TRANSCISCO LEASING COMPANY (TLC).

             In 1995, TLC's revenue was $6,388,000 compared with $3,235,000 in 1993. Revenues increased because of the significant growth in the size of the rail fleet under management in fiscal year 1995 compared with 1993. This increase, combined with improved gross margins, increased pre-tax income to $1,427,000 compared with $44,000 in 1993.

             CORPORATE.

             Corporate overhead levels were reduced in fiscal year 1995, by about $101,000, (from $1,398,000 to $1,297,000), primarily due to lower staffing levels.  Net interest expense was $1,282,000 in 1995, compared with
net interest income of $53,000 in 1993.   Two factors caused this large
difference in interest expense between 1995 and 1993. First, because of the bankruptcy proceedings, no interest expense was accrued on the unsecured debt of Transcisco Industries from January 1 through November 2, 1993. In contrast, for 1995 interest was accrued for the entire year on the Class F and Tax Claims. In addition, the PLMI note (in Item 1 above) was redeemed in October 1994, removing a significant source of interest income.

             In 1993, the Company's Loss from Continuing Operations includes $2,386,000 in reorganization costs and $1,700,000 in adjustments to estimated
allowed claims associated with the Chapter 11 filing.   These costs relate
primarily to professional fees incurred on behalf of the various committees
formed in relation to the Chapter 11 filing.   In addition to its operating
businesses, the Company had a substantial investment in PLMI in the form of 3,767,367 shares of Common Stock (approximately 32% stock ownership) and a $5 million note. The Company did not recognize any earnings or losses from its PLMI investment in 1993.

             LIQUIDITY AND CAPITAL RESOURCES.

             Working capital increased from December 31, 1993 to March 31, 1995, mainly due to improved profitability and business growth. The ratio of current assets to current liabilities was 1.18 to 1.0 at March 31, 1995, compared to 1.05 to 1.0 at December 31, 1993. Working capital was $1,742,000 at March 31, 1995, compared to $440,000 at December 31, 1993.

             In 1995, the Company's scheduled principal payments to the Class F Creditors will increase to an annual rate of $1,300,000 (versus $52,000 in the preceding year). Pursuant to the terms of the Plan of Reorganization (see below), scheduled principal payments will increase in each of the next four
years.   The Company believes that cash flows from operations will be sufficient to cover principal and interest payments on the Class F debt for the foreseeable future.

             In 1995, the Company's cash requirements were primarily satisfied
through cash on hand, operating earnings and short-term borrowings.   Though
its subsidiary, TRS, the Company has a line of credit with Congress Financial Corporation for up to $2,000,000, secured by first liens on all of the Company's tangible and intangible assets, except machinery and equipment and real estate. Management believes the availability of working capital from this loan facility together with projected operating cash flow should be sufficient to meet the Company's future working capital requirements.

             Under the Chapter 11 cases, substantially all liabilities, litigation and claims against the Company and Tours in existence at the Filing Date were stayed. The liabilities restructured and compromised are classified long-term at December 31, 1993, and March 31, 1995, consistent with the terms the Plan of Reorganization.

             Transcisco's Joint Plan of Reorganization and the Order Confirming the Joint Plan of Reorganization became effective on November 3, 1993. A plan` to liquidate Tours was filed in September, 1993, and confirmed in December 1993. The accompanying financial statements thus do not include the accounts of Transcisco Tours. The Plan generally provides that:

A. Tax claims estimated at approximately $1,300,000 (applied against the previously established deferred tax liability) are to be paid in full over a six-year period including 7% interest.

B. The Company transferred 3,367,367 shares of PLM International ("PLMI") Common Stock and 60% of a $5,000,000 subordinated PLMI promissory note receivable to a court-appointed representative of the holders of the Company's senior subordinated notes ("Bondholders") in full satisfaction of their claims in the Chapter 11 case. The Company retained a 40% interest in the principal and interest paid by PLMI with respect to the foregoing note and the Bondholders were obligated to liquidate the Company's interest in the note by November 1998. (This 40% interest was subsequently retired and paid to the Class F Creditors in October 1994).

C. In connection with the Plan, the Company had previously settled litigation brought by Shirley B. Daniels against the Company, PLMI and other defendants. Pursuant to the settlement incorporated in the Plan, the Company is paying a total of $750,000 in full satisfaction of this claim over a ten quarter period ending November 3, 1995. As of March 31, 1995, $187,500 remained owning on the obligation.

D. In August 1993, in accordance with the Plan, the Company paid $1.5 million to National Railroad Passenger Corporation, aka AMTRAK, in full satisfaction of AMTRAK's claim of $10,205,739.93. AMTRAK's claim was based upon the Company's alleged breach of a five-year operating and management agreement for AMTRAK to operate the Tours' cruise train.

E. Eighty percent (80%) of the claims of most remaining unsecured creditors (Class F in the Plan) plus monthly interest at prime plus 1 1/2%, are being paid over a seven-year period. The aggregate amount of unsecured claims remaining -- after the 20% reduction -- was $18,275,570. As part of the Plan of Reorganization, this indebtedness was, and is secured by all of the assets of the Company. The majority of the payments to the unsecured creditors are due in 1996-1999.

      In addition, on November 4, 1993, the Company issued 489,976 shares of its Common Stock to a Collateral Agent on behalf of the unsecured creditors (Class F) to be distributed to the members of the Class F over a three-year period. In the event the Company prepays its debt to these unsecured creditors during the three-year period, the Company will receive back a percentage of these shares depending on the period of repayment.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

               The response to this item is submitted as separate sections of this report. See Item 14 for financial statement information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

               None.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS.

               As of the date of this report, the current directors and executive officers of the Company, including its key subsidiaries, are as follows. This information has been furnished to the Company by the respective directors and executive officers.

               NAME                              AGE         CURRENT POSITION WITH THE COMPANY
               ----                              ---         ---------------------------------
               Eugene M. Armstrong               76          Chairman of the Board
               Steven L. Pease                   51          President and Chief Executive Officer, Director
               William F. Bryant                 56          President, Transcisco Leasing Company
               Brian J. Comstock                 33          Vice President, Sales & Marketing, TRS
               Ottokarl F. Finsterwalder         59          Director
               William E. Greenwood              57          Director
               Paul G. Hayes                     57          Vice President, Engineering, TRS
               Walter E. Hoadley                 78          Director
               Robert A. Jahnke                  51          President, Transcisco Rail Services Company
               George A. Tedesco                 72          President, Transcisco Trading Company


               Eugene M. Armstrong was elected to the Board of Directors in February 1985, and was appointed President and Chief Executive Officer of the Company in July 1991. Mr. Armstrong resigned as President and became Chairman of the Board in January 1993. From 1969 to his retirement in August 1983, Mr. Armstrong held a number of executive positions with Morrison-Knudsen, Inc., a construction company, including President, Chairman of the Board, and director of H.K. Ferguson Co., director and Executive Vice President of Industrial, Mining and Manufacturing Operations and Manager of the Missile and Space Division of Morrison-Knudsen.

               Steven L. Pease, Chairman, Chief Executive Officer and President of Deucalion Securities, Inc., became President and Chief Executive Officer of Transcisco Industries, Inc. for the third time in his career in January of 1995. Mr. Pease had earlier rejoined the Board of Directors in December 1992. Mr. Pease brings with him considerable expertise in railcar maintenance having served as the former President and Chief Executive Officer of PLM Companies, Inc. (the predecessor company of Transcisco

Industries and PLM International) from 1981 through 1987, and having served on the Board of Directors from 1981 through 1989. Mr. Pease was also a member of the PLM International Inc., Board of Directors from 1988 through 1989. Mr. Pease served as Chief Executive Officer of Transcisco Industries from January 1993 to March 1994, in the process leading the Company from its Chapter 11 bankruptcy.

             William F. Bryant was appointed to President of Transcisco Leasing Company in August, 1990. Since 1974, Mr. Bryant has held senior marketing positions with U.S. Leasing International, Brae Corporation, and PLM, Inc.

             Brian J. Comstock became Vice President of Sales and Marketing of Transcisco Rail Services Company, a subsidiary of the Company in February 1995. From 1986 through 1995, Mr. Comstock served as Regional Director of Sales overseeing Central and Northwestern U.S. markets. Previously, Mr. Comstock held management positions in Transcisco's operations. Mr. Comstock is a member of the Association of American Railroads and the Car Department Officers Association.

             Ottokarl F. Finsterwalder was elected to the Board of Directors in September 1990. Since 1985, Dr. Finsterwalder has served as a Managing Director of Creditanstalt-Bankverein, Vienna, Austria, and from 1974 to 1985, served as Creditanstalt-Bankverein's Senior Officer in charge of international operations. Dr. Finsterwalder is also a member of the board's directors of the following companies: ALWA in Vienna, AWT Internationale Handels-und Finanziorunge Aktiengesellschaft in Vienna, EBIC European Banks' International in Brussels, European American Banking Corp. in New York, Leykam-Murztaler Papier-und Zellstoff Aktiengesellschaft in Gratkorn and Wirtschafts-und Privatbank in Zurich.

             William E. Greenwood joined the Transcisco Board of Directors in January 1995. For the past thirty years, Mr. Greenwood has served in various capacities at Burlington Northern Railroad (BN), one of the largest railroads in the United States. Mr. Greenwood's most recent position was Chief Operating Officer for the BN (1990-1994). He resigned from this position in June 1994. Prior to this position, he served as Executive Vice President of Marketing and Sales for BN (1985-1990), and Vice President of Intermodal Transportation (1981-1984). Previously, he served in numerous executive positions with BN.

             Paul G. Hayes became Vice President- Engineering of Transcisco Rail Services Company, a subsidiary of the Company, in November 1987. Mr. Hayes has spent the past 28 years in the rail industry after 5 years in aerospace engineering. Previous positions include Director of Engineering, Director Research and Development, Director of Quality Control while at Richmond Tank Car Company, and Chief Product Engineer at ACF Industries.

             Walter E. Hoadley was elected to the Board of Directors in November 1982. Mr. Hoadley has served as a Senior Research Fellow at the Hoover Institute since 1981. Mr. Hoadley served as Executive Vice President and Chief Economist for the Bank of America from 1968 to 1981, and Chairman of the Federal Reserve Bank of Philadelphia from 1962 to 1966. Mr. Hoadley is also a director of the Selected Funds and PLM International.

             Robert A. Jahnke became President of Transcisco Rail Services
Company, a subsidiary of Company in April 1995.    Mr.  Jahnke was previously
Senior Vice President, Operations of Chicago and Northwestern Transportation Company, where his entire career of 29 years resulted in major contributions in areas of operations, equipment management, and finance.

             George A. Tedesco was appointed President of Transcisco Trading Company in 1992. Prior to that, since January 1987, Mr. Tedesco was the Senior
Vice President of Marketing and Sales of the Company.    Mr. Tedesco played a
key role in creating the Company's successful joint venture, SovFinAmTrans, and he has extensive experience doing business in Russia. Mr. Tedesco was elected to the Board of Directors in January 1995. Previously, Mr. Tedesco has been employed in various executive positions since he joined a predecessor of the Company in 1975 as Vice President of Marketing for PLM Railcar Maintenance Company.

             COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF
             1934.

             Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission and the American Stock Exchange, initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten-percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

             To the Company's knowledge, based solely on a review of the copies of the reports furnished to the Company and representations given that no other reports were required, during the fiscal year ended March 31, 1995, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten-percent beneficial owners were complied with.

ITEM 11.     REMUNERATION OF DIRECTORS AND EXECUTIVE OFFICERS.

             (A)   EXECUTIVE COMPENSATION

             The following table sets forth the aggregate compensation paid by the Company for the fiscal year ended March 31, 1995 to the most highly compensated executive officers and persons who served as Chief Executive Officer during 1995 of the Company as a group:





                                  (NEXT PAGE)

                           SUMMARY COMPENSATION TABLE



                                                                                     LONG
                                                                                     TERM
                                                          ANNUAL COMPENSATION       COMPEN-          ALL
NAME AND                                                ----------------------     SATION (1)       OTHER
PRINCIPAL                                               SALARY        BONUS         OPTIONS      COMPENSATION
POSITION                                     YEAR         ($)          ($)             #             ($)
                                             ----       -------    -----------     ----------    ------------
STEVEN L. PEASE (2)                          1995        75,521         --          300,000           --
     President & Chief                       1993       172,082     85,313 (4)           --           --
     Executive Officer                       1992            --         --               --           --
     Transcisco Industries, Inc.


WILLIAM F. BRYANT                            1995       172,307    115,000               --           --
     President                               1993       175,000         --           60,000           --
     Transcisco Leasing Company              1992       175,000     82,307               --           --


GEORGE A. TEDESCO                            1995       148,260         --               --           --
     President                               1993       150,577         --           60,000           (3)
     Transcisco Trading Company              1992       146,014         --               --           --


BRIAN J. COMSTOCK                            1995        87,235         --               --           --
     Vice President, Sales & Marketing       1993        83,827     25,000               --           --
     Transcisco Rail Services Company        1992        68,858     18,000               --           --


PHILIP C. KANTZ                              1995       240,000        --                --           --
     Former President and
     Chief Executive Officer
     Transcisco Industries, Inc.


PAUL G. HAYES                                1995       102,896         --               --           --
     Vice President, Engineering             1993       104,220     13,116               --           --
     Transcisco Rail Services Company        1992        98,325      5,000               --           --



_________________________
(1) The Company issued no Restrictive Stock and made no Long-Term Incentive Plan payouts during any of the years indicated in the table.
(2) Amounts paid to Deucalion Securities, an affiliate of Mr. Pease. Mr. Pease rejoined the Company on January 3, 1995.
(3) Mr. Tedesco is a Class F Claimant related to a deferred compensation plan terminated in the Company's Chapter 11 proceedings.
(4) Approximate market value of shares, at time of issue, granted by the Board of Directors in acknowledgment of Mr. Pease's work during the Company's Chapter 11.

            (B)  COMPENSATION OF DIRECTORS

            Directors who are not employees of the Company were paid directors' fees of $2,000 per month during 1995. Pursuant to the Amended and Restated
(1994) Directors' Stock Option Plan, (as more fully set forth herein) every non-employee director is eligible to receive a grant of stock options equal to the product of 2,000 shares times the number of years for which the director was elected to the Board.

            (C)  EMPLOYMENT AGREEMENTS

        1. Mr. Tedesco, President of Transcisco Trading Company ("TTC"), entered into an employment agreement with the Company
                 originally dated as of July 1, 1989.   Initially,  the term of
                 Mr. Tedesco's services under the contract was through July 31, 1992. Pursuant to amendments to the contract, the term has been extended on a month to month basis thereafter. Mr. Tedesco receives compensation at a fixed rate of $14,583 per month ($175,000 annualized). In addition, Transcisco's Board has an agreement with Mr. Tedesco to pay him his deferred vacation pay of up to one year's salary.

        2. Mr. Bryant, President of Transcisco Leasing Company ("TLC"), and the Company entered into an employment agreement on May 11, 1995. This agreement supersedes an agreement entered in to in 1993, which, in turn. superseded the original employment agreement with Mr. Bryant dated July 9, 1990. The term of the employment agreement is five years ending June 30, 2000. Pursuant to the employment agreement, Mr. Bryant's employment may be terminated for cause only. Mr. Bryant's base salary is set at $175,000 per annum and the Board of Directors of TLC may increase the base salary if it determines an adjustment is equitable and in the best interest of the Company. The employment agreement includes incentive compensation, allowing Mr. Bryant and the management employees of TLC to share in 10% of the pre-tax earnings (the "Bonus Pool") of Transcisco Leasing Company. The allocation of the Bonus Pool is as follows: for pre-tax profits up to $1,000,000 per fiscal year, Mr. Bryant receives 100% of the Bonus Pool ("Bonus Share
                 Percentage").   In the event pre-tax profits exceed $1,000,000
                 in a given fiscal year, Mr.  Bryant's Bonus Share Percentage
                 declines to 6.5%.   The employment agreement also includes
                 customary healthcare and other benefits. In the event of a merger, acquisition, or change of control of TLC, the employment agreement is binding on the successor entity or the controlling person.

        3. The Company contracted with Deucalion Securities, Inc. on January 3, 1995, to make Mr. Pease available to the Company to serve as its Chief Executive Officer and President at an initial annual compensation level of $200,000. The contract is in effect until January 3, 1998.

        4. Mr. Jahnke, President of Transcisco Rail Services ("TRS"), has an employment agreement with TRS dated April 13, 1995, providing for a base salary of $175,000, and an annual bonus based on performance parameters to be defined. Mr. Jahnke also received a grant of stock options which vest over three years and he purchased 250,000 shares of Transcisco stock. In the event of a change of control of the Company that adversely affects location, terms of employment, status, or compensation, Mr. Jahnke is entitled to receive one year's salary and immediate vesting of all stock options.

        5. On February 23, 1994, the Company entered into an employment agreement with Philip C. Kantz that entitled him to receive severance pay equal to his base salary in effect at the time of the termination for a period of one year after such
                 termination.   Mr. Kantz resigned in January 1995, and a
                 $240,000 accrual for severance pay was made in the fourth quarter of fiscal 1995.


            COMPENSATION PURSUANT TO PLANS

            (D)  NON-QUALIFIED DEFERRED COMPENSATION PLAN

            The Company adopted a Non-Qualified Deferred Compensation Plan in February 1987. This Plan was terminated as part of the Chapter 11 proceedings. Under that Plan, certain senior executives of the Company and its subsidiaries were generally entitled to receive from the Company for 60 consecutive months, commencing with the attainment of age 60 or the termination of employment, an amount equal to 5% times his or her number of years of employment with the Company times his or her average monthly compensation from the Company during his or her consecutive months of employment (not to exceed 60 months) immediately preceding termination of employment. The obligations under the Plan represented unfunded liabilities of the Company, and senior executive participants' rights to payment were no greater than those of unsecured creditors.

            In its Chapter 11 schedules, the Company scheduled claims of Mark C. Hungerford and George A. Tedesco in the respective amounts of $216,014.40 and $460,370.00 for liabilities resulting from the termination of the Non-Qualified Deferred Compensation Plan. During the course of the Chapter 11 case, Mr. Hungerford and Mr. Tedesco filed Proofs of Claim, which claims were allowed as Class F claims by the Company. These claims, in the amount of $172,811.52 and $368,296.00, respectively, are being paid as Class F Claim's in accordance with the Plan (see subsection E of this Form 10K for additional information).

            (E)  PROFIT SHARING AND TAX-ADVANTAGED SAVINGS PLAN

            The Company's Profit Sharing and Tax-Advantaged Savings Plan was adopted by the Board effective February 1, 1988. The Plan is intended to be a qualified Profit Sharing Plan under Sections 401(a) and (k) of the Internal Revenue Code and is subject to the provisions of ERISA. The Plan has two sources of funding (i) salary reduction contributions made at the election of participating employees; and (ii) Company contributions that the Board, in its complete discretion, may decide to make for any plan year, and which would be allocated to participants' accounts proportionate to compensation. For 1995, the match rate is $1.00 on the dollar up to $500 in salary deferrals, and $.50 on the dollar for the next $1,000 in salary deferral for a maximum contribution of $1,000 for each participant.

            Each participant may elect to contribute to the Plan a percentage of his or her salary subject to various maximum percentage and dollar limits determined by the tax laws. These limits are as follows: first, no participant can elect to defer in any calendar year more than $9,240 (the 1995 IRS imposed limit) plus a cost of living adjustment; and second, the Company will not contribute in any year, as either amounts elected to be deferred by participants, matching contributions, or discretionary Company contributions, more than 15% of the aggregate compensation paid to all of the plan's participants. Salary reduction contributions for employees deemed "highly compensated" under the Internal Revenue Code may be limited by nondiscrimination rules applicable to the Plan.

            Amounts contributed to the Plan (including employees' own salary reduction contributions) are not included in the income of a participant for federal income tax purposes. The Company is entitled to an income tax deduction for all contributions to the Plan (whether in the form of employees' salary reduction contributions, matching contributions, or discretionary employer contributions) in the year for which the contributions are made.

            Generally, all regular employees of the Company and its affiliates may participate in the Plan after completing 1,000 hours of service. Effective April 1, 1992, new employees will be eligible to participate after completing "One Year of Service" defined as 1,000 hours worked during the first 365 days (or 366 days in a leap year) after hire or 1,000 hours worked during the first whole Plan Year commencing on or after the employee's hire date. If the worker has not qualified during either of these two time periods, then the worker will become eligible to participate upon completing 1,000 hours in any succeeding Plan Year. Certain hourly employees of the Company's affiliates were not eligible to participate in the Plan in 1991 in accordance with the provisions of the Plan as adopted by said affiliates. Because the Company's matching contributions are based on employees' salary deferral contributions, and because of the voluntary nature of participants' deferral contributions and the discretionary nature of any discretionary contributions by the Company, it is impossible for the Company to estimate the amount of contributions to the Plan that will be made by the Company. The Company estimates that approximately 250 employees will be eligible to participate in the Plan in 1995.

            All salary reduction contributions and the earnings thereon are 100% vested at all times. Company discretionary contributions, if any, vest over a seven-year period beginning with the first Plan Year for which the employee is a participant. Generally, if a participant terminates employment before being fully vested in his or her matching contributions and Company discretionary contribution accounts, he or she will forfeit the non-vested portion of these accounts, and the forfeited amounts will be allocated to the accounts of the remaining participants in proportion to compensation.

            Each employee's interest in the trust fund under the Plan will be held by the fund's trustees until the participant is entitled to receive a distribution from the Plan. Distributions of amounts attributable to Company contributions may only be made in the event of a participant's retirement, disability, death, or termination of employment with the Company. However, in the case of financial hardship, a participant may withdraw his or her salary reduction contributions to the Plan, subject to certain additional limitations imposed by law and described in the Plan.

            (F)  EMPLOYEE STOCK OPTION  PLAN

            The Company's Amended and Restated (1994) Employee Stock Option Plan was adopted in its original form in 1983, subsequently amended in 1989, and amended and approved again by stockholders at the January 1995 Annual Meeting (see "Submission of Matters to Vote of Shareholders"). Any officer, consultant, or other employee of the Company or a subsidiary of the Company is eligible to participate in the Restated Plan. About 35 employees currently participate in the Restated Plan. Awards may be granted under the Restated Plan through December 31, 2004, unless terminated earlier by the Board. Over the life of the Restated Plan, 750,000 shares of Common Stock are issuable.

            The Restated Plan allows for the grant of incentive and non-statutory options. The Board generally has the discretion to determine the exercise prices of options, except that Incentive Stock Options may not be less than 100% of the fair market value of the Common Stock on the date of grant. Options are exercisable in installments, as the Board provides for in each Stock Option Agreement. The exercisability of options may be accelerated in the event of a change of control of the Company. Generally, options which are exercisable upon termination of an optionee's employment with the Company or its subsidiaries expires thirty days following such termination. However, options may be exercised up until the expiration one year after termination of employment due to an optionee's death, disability, or retirement.

            The Restated Plan is administered by the Compensation Committee of the Board (the "Committee") consisting of at least three non-employee directors, appointed from time to time by the Board. The Committee has the absolute discretion to determine which employees should be granted awards under the Restated Plan, the number of shares subject to such awards, and the terms and conditions of such awards. In the event that there is any change in the number of outstanding shares of Common Stock or of the capital structure of the Company, the number of shares available under the plan shall be increased or decreased proportionately, as the case may be, and the number of shares of Common Stock deliverable in connection with any option granted shall be increased or decreased proportionately, as the case may be, without change in the aggregate purchase price.

            No options for common stock were exercised in fiscal years 1992, 1993, or 1995 by any of the Company's current executive officers or directors.

            The following table sets forth for the fiscal year ended December 31, 1995 certain information with respect to stock options granted to the persons serving as the Company's Chief Executive Officer during the fiscal year ended March 31, 1995, and each of its four other most highly compensated executive officers during the fiscal year ended March 31, 1995, including hypothetical gains based on assumed rates of annual compound stock price appreciation:



                                  (NEXT PAGE)

                    STOCK OPTION GRANTS IN LAST FISCAL YEAR

                                                        INDIVIDUAL OPTIONS
                     ---------------------------------------------------------------------------------------------
                       NUMBER OF          % OF TOTAL                                          POTENTIAL REALIZABLE
                      SECURITIES            OPTIONS                                             VALUE AT ASSUMED
                      UNDERLYING          GRANTED TO                                         ANNUAL RATES OF STOCK
                        OPTIONS            EMPLOYEES     EXERCISE                            PRICE APPRECIATION FOR
                      GRANTED (1)          IN FISCAL      PRICE         EXPIRATION               OPTION TERM(2)
NAME                     (#)                 YEAR       ($/SHARE)         DATE(2)            5%  ($)     10%  ($)
Philip C. Kantz         300,000              100%       $ 1.1875     February 23, 2004       223,725       567,863
Steven L. Pease         300,000              100%       $ 1.4375     February 20, 2005       270,825       687,413

- ------------------

(1) Granted effective February 23, 1994 pursuant to the Company's stockholder-approved 1983 Management Non-Qualified Stock Option Plan. Such options vest over a 36-month period beginning on the effective date of grant.

(2) Subject to earlier termination in certain events related to termination of employment. Mr. Kantz resigned from the Company on January 3, 1995, and 216,667 option were canceled.

(3) Represents assumed rates of stock price appreciation in accordance with SEC rules. Actual gains, if any, on stock options exercises are dependent on the future market price of the Company's Common Stock. Computation based on actual option term and annual compounding, computed as the product of: (a) the difference between: (i) the product of the per share market price at the effective date of grant and the sum of 1 plus the adjusted stock price appreciation rate (5% - 62.8%, 10% - 159.4%) and (ii) the per share exercise price of the option and (b) the number of securities underlying the grant at fiscal year end.


                        TEN YEAR OPTION REPRICING TABLE

                                                                                                           Length of
                                              Number of         Market                                     Original
                                            Securities Un-     Price of        Exercise                   Option Term
                                           derlying Options    Stock at        Price at         New       Remaining at
                                             Repriced or        Time of         Time of       Exercise      Date of
              Name                Date       Amended(#)       Repricing($)    Repricing($)    Price($)     Repricing
              ----                ----     ----------------   ------------    ------------    --------    ------------
              William F. Bryant   Mar-93       30,000           .50               3.00          .50         1.75 yrs.



            (G) DIRECTORS' STOCK OPTION PLAN

            The Directors' 1989 Stock Option Plan was approved by the Company's stockholders at the May 1989 Annual Meeting. In 1993, the Board canceled all
outstanding stock options under this Plan.   At the January 1995 Annual Meeting,
the stockholders approved the adoption of the Amended and Restated Directors' Stock Option Plan (the "Plan"). The Plan provides for grants of stock options to purchase shares of Common Stock. The Plan is designed to attract and retain qualified members of the Board of Directors. The aggregate number of shares issuable under the Plan is 100,000 shares of Common Stock, subject to certain adjustments. Only directors are eligible to receive options under the Plan, including directors who are also employees.

            On the date of the annual meeting coincident with or first succeeding a director's election to the Board of Directors (other than a re-election for a successive term), each director in office at the time of such meeting will receive a grant of options equal to the product of 2,000 times the number of years for which the director was elected to the Board, each option representing the right to purchase one share of Common Stock. At each subsequent annual meeting at which a director is re-elected, the director shall be granted an additional 2,000 options times the number of years for which the director was re-elected. Each option shall become exercisable six months from the date of grant. Each option shall have an exercise price equal to the fair market value of the Common Stock on the date of grant as determined by the average closing price of the Common Stock on the American Stock Exchange for sixty days preceding the date of grant.

            The following table sets forth the number of options on the Company's Common Stock granted under the Amended and Restated Directors' Stock Option Plan since inception in January 1995:

                            NAME                         NUMBER OF OPTIONS
                            ----                         -----------------
                            William E. Greenwood                6,000


            None of the options granted in 1995 under the Director's Stock Option Plan have been exercised.


            (H)  STOCK  PURCHASE PLAN

            The Board of Directors adopted a Stock Purchase Plan on March 30, 1995 pursuant to which the Company may grant rights to purchase shares of Common Stock of the Company to officers, consultants or employees of the Company. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of each grant of Stock Purchase Rights.

ITEM 12.    OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (A)    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

            As of March 31, 1995, the only persons known to be the beneficial owners of more than five (5%) of any class of the Company's outstanding capital stock are as follows:

                                                      Number of    Percent
            Name                                        Shares     of Total
            ----                                      ---------    --------
            Mark C. Hungerford.......................   752,452      14.6%
            49 Ivy Drive
            Ross, CA 94957(1)

            Bank of Bermuda..........................   298,154       5.8%
            Republic of Bermuda(2)


             Mr. Riccardo Nunziati, et. al.(3).......   663,521      12.8%
             3505 York Road
             Oakbrook, Il 60521

- ------------------
(1) Shares listed exclude 298,154 shares held in trust for benefit of Mr. Hungerford's family member and 27,974 shares held by M. Hungerford's spouse, to which, in each case, Mr. Hungerford disclaims beneficial ownership. Share figures were taken from Form 4 filed by Mr. Hungerford on January 30, 1995. The Company's records indicate Mr. Hungerford could be the beneficial owner of fewer than 200,000 shares. The Company is attempting to reconcile share ownership figures with Mr. Hungerford.

(2) Beneficial ownership of these shares is held by family members of Mr. Hungerford.

(3) Includes shares owned by RII Corporation, Mr. Nunziati individually, his spouse, Mrs. Bianca Nunziati, Mr. Ken Hathi and his spouse, Mrs. Sharda Hathi, and Robert Lamantia. Altogether, the aforementioned, individuals comprise a group within the meaning of the Securities Exchange Act of 1934.

            (B) SECURITY OWNERSHIP OF DIRECTORS AND MANAGEMENT

      The following table sets forth as of the end of the fiscal year ending March 31, 1995, the amount and percent of the Company's outstanding capital stock beneficially owned by each one of all of its current directors, and by all current directors and officers of the Company as a group.

            NAME AND ADDRESS                     NUMBER         PERCENT
            ----------------                    OF SHARES       OF SHARES(1)
                                                ---------       ---------
            Eugene M. Armstrong                   80,500            1.6
            William F. Bryant                        350            (2)
            Brian J. Comstock                          0            (2)
            Ottokarl F. Finsterwalder             15,000            (2)
            Paul G. Hayes                         10,000            (2)
            Walter E. Hoadley                     29,852            (2)
            Steven L. Pease                      157,868            2.7
            George Tedesco                        35,834            (2)
            All directors and officers
            as a group (10 persons)(3)           755,604          14.73


            (1) Percent of shares outstanding at March 31, 1995 excluding Treasury shares. The number of Shares outstanding net of Treasury Shares was 5,131,235 at March 31, 1995.

            (2)  Less than 1%.

            (3) Includes 456,000 shares of Common Stock which may be purchased by certain directors and officers of the Company upon exercise of options.


ITEM 13     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

            Not applicable.

                                    PART IV



ITEM 13.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FROM 8-K.

(a)      The following documents are filed as a part of this Report:

         (1)   (i)   Transcisco Industries, Inc. Consolidated  Financial
               Statements and Report of Independent Auditors: see the Index on page 46 of this Report.

         (2)   Exhibits:

         3.1 Joint Plan of Reorganization, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         3.2 Restated Certificate of Incorporation, as Amended, incorporated by reference to Form 8-A by the Company on August 12, 1993.

         3.3 By-Laws, as Amended, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         4.1 Indenture dated as of May 15, 1986 between the Company and Bank of America National Trust and Savings Association, Trustee. Incorporated by reference to the Company's Amended Registration Statement filing on Form S-1 (Reg. No. 33-4971) dated May 22, 1986, filed with the Securities Exchange Commission.

         4.2 Supplemental Indenture dated February 1, 1988 between the Company and Bank of America National Trust and Savings Association, Trustee. Incorporated herein by reference to Company's filing of Form 10-K for December 31, 1987, filed with the Securities Exchange Commission, incorporated by reference to Form 10-K for December 31, 1991, filed with the Securities Exchange Commission.

         4.3 Tripartite Agreement, and Instrument of Resignation, Appointment and Acceptance dated as of July 26, 1991, by and among the Company, Yasuda Bank and Trust Company (U.S.A.) and First Interstate Bank of California, incorporated by reference to Form 10-K for December 31, 1993.

         10.1 Lease agreement for 601 California Street. Incorporated herein by reference to Company's filing of Form 10-K for December 31, 1988, filed with the Securities and Exchange Commission.

         10.2 Transcisco Industries, Inc., Amended and Restated (1994) Stock Option Plan (including implementing agreement: Transcisco Industries, Inc., Stock Option Agreement. Incorporated herein by reference to Form S-8 filed April 13, 1995 with the Securities Exchange Commission.

         10.3 Plan and Agreement of Reorganization. Incorporated by reference to the Company's Registration Statement on Form S-4 (Reg. No. 33-2236) dated December 23, 1985, filed with the Securities Exchange Commission.

      * 10.4 Employment Agreement between the Company and George A. Tedesco, incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1993.

     * 10.5 Form of Non-Qualified Deferred Executive Compensation Plan. Incorporated by reference to Company's filing of Form 10-K for December 31, 1989, filed with the Securities Exchange Commission.

     * 10.6 Profit Sharing and Tax Advantaged Savings Plan dated February 1, 1987, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1988.

     *   10.7  Employment Agreement between TRS and Mr. Jahnke, dated April 13,
               1995.

     * 10.8 Transcisco Industries, Inc. Directors' (1994) Stock Option Plan, incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities Exchange Commission.

     * 10.9 Employment Agreement as amended, dated May 1, 1995 between Mr. William F. Bryant and Transcisco Leasing Company, a Subsidiary of Company.

     * 10.10 Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

     * 10.11 Employment Agreement between the Company and Philip C. Kantz, dated as of February 23, 1994, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         21.1 List of Subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         23.1  Consent of Independent Auditors.

     * Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.



(b)      REPORT ON FORM 8-K FOR LAST QUARTER OF 1995

               The following reports were filed on Form 8-K:

               January 11, 1995, 8-K stating resignation of H.W. Jesse & Company as investment advisors; resignation of Philip C. Kantz as President and Chief Executive Officer; and appointment of Steven
               L. Pease as successor to Mr. Kantz.





                                  (NEXT PAGE)

                                   SIGNATURES



            Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  June 26, 1995           Transcisco Industries, Inc.



                                By: /s/ Steven L. Pease
                                    ------------------------------
                                    Steven L. Pease, President and
                                    Chief Executive Officer


            Know all persons by these presents, that each person whose signature appears below constitutes and appoints Steven L. Pease, and each of them, his attorney-in-fact, with full power of substitution, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, hereby satisfying and confirming all that such attorneys-in-fact may do or cause to be done by virtue thereof.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report had been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


            Signature                                        Title                             Date
            ---------                                        -----                             ----
      /s/ Steven L. Pease                              President and                      June 26, 1995
      -------------------------------------            Chief Executive Officer
          (Steven L. Pease)


      /s/ Eugene M. Armstrong                          Chairman of the Board              June 26, 1995
      -------------------------------------
          (Eugene M. Armstrong)


      /s/ Walter E. Hoadley                            Director                           June 26, 1995
      -------------------------------------
          (Walter E. Hoadley)


      /s/ Dr. Ottokarl F. Finsterwalder                Director                           June 26, 1995
      -------------------------------------
          (Dr. Ottokarl F. Finsterwalder)


      /s/ George A. Tedesco                            Director                           June 26, 1995
      -------------------------------------
          (George A. Tedesco)


      /s/ William E. Greenwood                         Director                           June 26, 1995
      -------------------------------------
          (William E. Greenwood)

                          TRANSCISCO INDUSTRIES, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                         (ITEM 14 (A)     (1) AND (2))



            DESCRIPTION                                                                                      PAGE NO.
            -----------                                                                                      --------
            Report of Independent Auditors.                                                                     28

            Consolidated Balance Sheets at March 31, 1995 and December 31, 1993.

            Consolidated  Statements of Operations for year ended                                               30
                 March 31, 1995, the three month period ended March 31, 1994, and the years ended
                 December 31, 1993 and 1992.

            Consolidated Statements of Shareholders' Equity for year ended March 31, 1995, the
                 three month period ended March 31, 1994, and the years ended December 31, 1993 and 1992.       31

            Consolidated Statements of Cash Flow for year  ended  March 31, 1995, the three month               32
                 period ended March 31, 1994, and the years ended December 31, 1993, and 1992.

            Notes to Consolidated Financial Statements                                                          34

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         Report of Independent Auditors



The Board of Directors and Shareholders
Transcisco Industries, Inc.

We have audited the accompanying consolidated balance sheets of Transcisco Industries, Inc. (the "Company") as of March 31, 1995, December 31, 1993, and 1992, and the related consolidated statements of operations, shareholders' equity (net capital deficiency), and cash flows for the year ended March 31, 1995, the three month period ended March 31, 1994, and for each of the two years in the period ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of PLM International, Inc. (a corporation in which the Company had a 32% interest) for the year ended December 31, 1992 were audited by other auditors whose report has been furnished to us. Our opinion, insofar as it relates to data included for PLM International, Inc. is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts an disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcisco Industries, Inc. at March 31, 1995 and December 31, 1993, and the consolidated results of its operations and its cash flows for the year ended March 31, 1995, the three month period ended March 31, 1994 and for each of the two years in the period ended December 31, 1993, in conformity with generally accepted accounting principles.

As more fully described in Note 8, the Company is subject to significant litigation and other claims. The ultimate outcome of these matters cannot presently be determined. Accordingly, a provision for any additional liability that may result has not been made in the consolidated financial statements.


                                                         ERNST & YOUNG LLP


San Francisco, California
May 3, 1995

                           TRANSCISCO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)



                                                                                        MARCH 31,  1995    DECEMBER 31, 1993
                                                                                        ---------------    -----------------
ASSETS
- ------
Current Assets:
Cash and cash equivalents                                                                 $    1,371          $   1,103
Restricted cash                                                                                  --                 124
Receivables                                                                                    6,221              4,671
Inventories                                                                                    3,460              2,423
Other current assets                                                                             419                598
                                                                                          ----------          ---------
           Total current assets                                                               11,471              8,919

Property and equipment, net                                                                   17,561             18,099
Subordinated note receivable from PLMI
  International, Inc.                                                                            --               2,000
Other                                                                                          1,496              1,546
                                                                                          ----------          ---------
                                                                                          $   30,528          $  30,564
                                                                                          ==========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
     Accounts payable                                                                     $    2,744        $    4,443
     Accrued compensation and benefits                                                         1,202               971
     Deferred maintenance liability                                                              --                 15
     Other current liabilities                                                                 2,191             2,171
     Borrowings under bank line of credit                                                      1,722               --
     Current portion of long-term debt                                                         1,870               879
                                                                                          ----------        ----------
          Total current liabilities                                                            9,729             8,479

Long-term debt                                                                                15,210            18,683
Other long-term liabilities                                                                    1,246               418
Deferred maintenance liability                                                                 1,108                68

Commitments and contingencies

Shareholders' Equity:
 Common Stock $.01 par value 15,000,000 shares authorized,
  issued and outstanding,  5,609,961 shares in 1995, and
  5,513,486 shares in 1993                                                                        51                50
 Paid-in capital in excess of par                                                             17,022            16,934
 Accumulated deficit                                                                         (10,844)          (11,074)
 Less cost of Common shares in
     Treasury; 478,726 in 1995 and 1993                                                       (2,994)           (2,994)
                                                                                          ----------        ----------
            Total Shareholders' Equity                                                         3,235             2,916
                                                                                          ----------        ----------
                                                                                          $   30,528        $   30,564
                                                                                          ==========        ==========

                             See accompanying notes.

                          TRANSCISCO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except share and per share data)


                                                            FISCAL YEAR ENDED     THREE  MONTH PERIOD     YEARS ENDED DECEMBER 31,
                                                              MAR. 31, 1995       ENDED MAR. 31, 1994      1993              1992
                                                            -----------------     -------------------   ----------        ----------
Revenues (primarily maintenance and
     retrofits)                                                $  34,579                $    7,221       $  32,513        $  31,833

Costs and expenses:
          Operations and support                                   27,717                    6,087          26,989           25,590
          General and administrative                                4,792                    1,153           4,903            5,531
          Interest income                                            (189)                     (78)           (383)            (970)
          Interest expense (contractual interest
               - $2,537 and $2,597 in 1993 and 1992)                1,688                      400             330               60
                                                               ----------               ----------       ---------        ---------
          Total costs and expenses                                 34,008                    7,562          31,839           30,211

Income (loss) from continuing operations, before
          reorganization items, equity in  (losses)
           of affiliated companies and extraordinary gain             571                     (341)            674            1,622
          Reorganization items:
          Bankruptcy administrative costs                             --                       --            2,386            2,613
          Adjustment to estimated allowed claims                      --                       --            1,700              --
                                                               ----------               ----------       ---------        ---------
                                                                      571                     (341)         (3,412)            (991)
Equity in (losses) of affiliated
     companies, net of income taxes                                   --                       --               --           (3,641)
                                                               ----------               ----------       ---------        ---------
Income (loss) from continuing operations                              571                     (341)         (3,412)          (4,632)

Discontinued operations:
          Loss from discontinued operations                           --                       --              (23)             --
          Gain (loss) on close-down and disposal
               of business segment                                    --                       --              142           (4,146)
          Adjustment to estimated allowed claims                      --                       --           (1,500)              --
                                                               ----------               ----------       ---------        ----------
Loss from discontinued operations                                     --                       --           (1,381)          (4,146)
                                                               ----------               ----------       ---------        ----------
Income (loss) before extraordinary gain                               571                     (341)         (4,793)          (8,778)
Extraordinary gain - extinguishment of debt                           --                       --           13,929               --
                                                               ----------               ----------       ---------        ----------
Net income (loss)                                              $     571                $     (341)      $   9,136        $  (8,778)
                                                               ==========               ==========       =========        ==========

Per share amounts:

          Continuing operations                                $    0.11                $   (0.06)      $   (0.73)        $   (1.05)
          Discontinued operations                                     --                       --            (0.29)           (0.94)
          Extraordinary gain                                          --                       --             2.97               --
                                                                ---------                ---------      ----------        ----------
                                                               $     0.11               $    (0.06)     $     1.95        $   (1.99)
                                                               ==========               ==========      ==========        ==========
Weighted average number of shares                               5,283,926                5,422,935       4,689,530         4,410,181

                            See accompanying notes.

                          TRANSCISCO INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Fiscal Year Ended March 31, 1995, Three Month Period Ended March 31, 1994
                  and Years Ended December 31, 1993, and 1992
                                 (in thousands)


                                                                                                       TOTAL SHARE-
                                                                                                         HOLDERS'
                                                    COMMON STOCK      RETAINED                            EQUITY
                                                     AND PAID-IN      EARNINGS/                            (NET
                                                     CAPITAL IN     (ACCUMULATED        TREASURY          CAPITAL
                                                    EXCESS OF PAR     DEFICIT)           SHARES         DEFICIENCY)
                                                    -------------   ------------        --------       ------------
Balance at December 31, 1991                          $ 16,394      $ (11,432)         $ (2,994)         $  1,968

Net loss                                                    --         (8,778)               --            (8,778)
                                                      --------      ---------          --------          --------

Balance at December 31, 1992                            16,394        (20,210)           (2,994)           (6,810)

Net income                                                  --          9,136                --             9,136
Issuance of common stock                                   590             --                --               590
                                                      ---------     ---------          --------          --------

Balance at December 31, 1993                            16,984        (11,074)           (2,994)            2,916

Net loss                                                    --           (341)               --              (341)
Issuance of common  stock                                   74           --                  --                74
                                                      --------      ---------          --------          --------

Balance at March 31, 1994                               17,058        (11,415)           (2,994)            2,649
Net income                                                  --            571                --               571
Issuance of common stock                                    15             --                --                15
                                                      --------      ---------          --------          --------
Balance at March 31, 1995                             $ 17,073      $ (10,844)         $ (2,994)         $  3,235
                                                      ========      =========          ========          ========

                            See accompanying notes.

                          TRANSCISCO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                      FISCAL YEAR ENDED        THREE MONTH PERIOD        YEARS ENDED DECEMBER 31,
                                                        MAR. 31, 1995          ENDED MAR. 31, 1994        1993              1992
                                                        ---------------        -------------------     --------          ---------
Cash flows from operating activities:
      Income (loss) from continuing operations
        before extraordinary gain                             $    571              $  (341)           $ (3,412)         $ (4,632)
      Adjustments to reconcile loss to net cash
        (used in ) provided by continuing operations:
      Equity in losses (earnings) of affiliated
        companies                                                   --                   --                  --             3,641
      Reorganization items not requiring cash                       --                  130               1,332               750
      Depreciation and amortization                              1,186                  287               1,127             1,091
      Compensation from common stock issuance                       15                   74                  67                --
      Changes in operating assets and liabilities:
      Accounts receivable                                         (870)                (680)              1,909            (2,099)
      Inventories                                               (1,059)                  22                 414              (354)
      Other current assets                                          97                   82                 409              (267)
        Other assets                                                78                  (28)                554                48
      Accounts payable                                            (895)                (804)                546             1,298
      Accrued compensation and benefits                            370                 (139)               (348)              (27)
      Deferred maintenance liability                             1,042                  (17)               (520)             (482)
      Other current liabilities                                   (596)                 616                (434)              170
      Other long-term liabilities                                  428                   --                (299)             (383)
      Liabilities subject to compromise                            --                    --                  --              (257)
                                                              --------              -------            --------          --------
          Net cash (used in) provided by
            continuing operations                             $    367              $  (798)           $    846          $ (1,103)
                                                              --------              -------            --------          --------

Loss from discontinued operations                                   --                   --              (1,381)           (4,146)
      Adjustments to reconcile loss to
      net cash used in discontinued operations:
      Depreciation and amortization                                 --                   --                  --               133
      Accrual for loss on disposal of
        business segment                                            --                   --                (150)            3,455
      Liabilities subject to compromise                             --                   --                (658)             (118)
      Other, net                                                    --                   --                (586)              309
                                                              --------              -------            --------          --------
                Net cash used in discontinued operations            --                   --              (2,775)             (367)
                                                              --------              -------            --------          --------
                Net cash used in operating activities              --                    --              (1,929)           (1,470)
                                                              --------              -------            --------          --------

Cash flows from investing activities:
      Capital expenditures, net                                   (815)                (120)               (339)             (386)
      Restricted cash                                               --                  124                 123              (247)
      Discontinued operations:
        Capital expenditures, net                                   --                   --                  --                --
        Disposal of equipment                                       --                   --               1,580               857
        Restricted cash                                             --                   --                 600              (600)
                                                              --------              -------            --------          --------
                Net cash provided by (used in)
                investing activities                          $   (815)             $     4            $  1,964          $   (376)
                                                              --------              -------            --------          --------

                                 - Continued -

                        - Continued from previous page -

                          TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (in thousands)



                                                         FISCAL YEAR ENDED    THREE  MONTH PERIOD        YEARS ENDED DECEMBER 31,
                                                           MAR. 31, 1995      ENDED  MAR. 31, 1994         1993           1992
                                                         -----------------    --------------------     -----------    -----------
Cash flows from financing activities:

      Payments of long-term debt                            $  (2,452)           $       (109)         $     (386)    $     (118)
      Redemption of note receivable                              2,000                     --                  --             --
      Increase in long-term debts                                  341                     --                  --             --
      Short-term borrowings                                      1,205                    525                  --             --
                                                            ----------           ------------          ----------     ----------
        Net cash (used in) provided by
           financing activities                                  1,094                    416                (386)          (118)
                                                            ----------           ------------          ----------     ----------

Net increase (decrease) in cash and cash equivalents               646                   (378)               (351)        (1,964)
                                                            ----------           ------------          ----------     ----------
Cash and cash equivalents at beginning of year                     725                  1,103               1,454          3,418
                                                            ----------           ------------          ----------     ----------

Cash and cash equivalents at end of year                    $    1,371           $        725          $    1,103     $    1,454
                                                            ==========           ============          ==========     ==========

                            See accompanying notes.

                          TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 -     CHAPTER 11 REORGANIZATION PROCEEDINGS.

             On July 1, 1991, certain holders of Transcisco Industries, Inc.'s (the "Company's") 9% Convertible Senior Subordinated Notes due May 15, 1996, filed an Involuntary Petition for Relief Under Chapter 7 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court. The petition was in response to the Company's previous announcement that it was delaying the May 15, 1991 interest payment on these Notes. On July 30, 1991, the Company filed a motion (which was granted) to convert the case to voluntary Chapter 11 of the United States Bankruptcy Code, and, in addition, one of its subsidiaries, Transcisco Tours, Inc., filed a voluntary petition with the United States Bankruptcy Court seeking protection under Chapter 11. The Chapter 11 proceedings did not include any of the Company's other operating subsidiaries:
Transcisco Rail Services Company (TRS), Transcisco Leasing Company, Transcisco Trading Company or Transcisco Texan Railway, Inc., (whose operations were subsequently discontinued). The Chapter 11 cases were administered by the Bankruptcy Court, with Transcisco Industries, Inc. and Transcisco Tours Inc. (the Debtor Companies) managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

             The primary cause of the Chapter 11 filings was the outlay required and significant losses incurred in the construction and operation of a luxury "cruise train" operating from the San Francisco Bay Area to Lake Tahoe/Reno, Nevada by Transcisco Tours, Inc. The "cruise train" operated from December 7, 1990 to April 29, 1991. During 1991, the Company incurred: losses from operations; reductions in the value of special purpose assets; costs of closing down the "cruise train" operation; and costs of restructuring Transcisco Tours Inc., totaling approximately $13,839,000. An additional $3.5 million write-down of these special purpose assets was recorded in the fourth quarter of 1992. As a result of these substantial losses, Union Bank terminated the Company's line of credit, and the Company was unable to satisfy its then current cash flow requirements, all of which prompted the two Chapter 11 cases.

             Following a hearing on September 3, 1993, the Bankruptcy Court announced its intention to confirm the Joint Plan of Reorganization ("Plan") propounded by the Company, its Official Unsecured Creditors' Committee and its Official Bondholders' Committee. The Findings of Fact and Conclusions of Law Regarding the Joint Plan of Reorganization and the Order Confirming the Joint Plan of Reorganization were entered by the Bankruptcy Court on October 21, 1993 and the Plan became effective on November 3, 1993. In September 1993, Transcisco Tours filed a liquidating Plan of Reorganization. The Disclosure Statement accompanying that Plan was approved by the Bankruptcy Court in October
1993 and confirmed in December 1993.   Accordingly, other than liabilities
guaranteed by the Company as part of the Plan, the accompanying financial statements do not include the accounts of Transcisco Tours after September 1993 The Plan generally provides that:

1. Tax claims of approximately $1,300,000 (applied against the previously established deferred tax liability) are payable in full over a six-year period including 7% interest.

2. The Company transferred 3,367,367 shares of PLM International ("PLMI") Common Stock and 60% of a $5,000,000 subordinated PLMI promissory note receivable to a court-appointed representative of the holders of the Company's senior subordinated notes ("Bondholders") in full satisfaction of the Bondholders' claims in the Chapter 11 case. The Company retained a 40% interest in the principal and interest paid by PLMI with respect to the foregoing $5 million note. That 40% interest was redeemed by PLMI in October 1994, and the proceeds were paid to the Class F Creditors.

3. In connection with the Plan, the Company had previously settled litigation brought by Shirley B. Daniels against the Company, PLMI and other defendants. Pursuant to the settlement in the Plan, the Company is paying $750,000 in full satisfaction over a ten quarter period ending December 31, 1995.

4. In August 1993, in accordance with the Plan, the Company paid $1.5 million in cash to AMTRAK in full satisfaction of its claim of
       $10,206,000.    AMTRAK's claim was based upon the Company's alleged
       breach of a five-year operating and management agreement with AMTRAK to operate the Transcisco Tours' cruise train.

5. Eighty percent (80%) of the claims of most remaining unsecured creditors (Class F in the Plan) plus monthly interest at prime plus 1 1/2%, will be paid over a seven year period ending in December 31, 1999. The aggregate amount of unsecured claims allowed, after the 20% reduction, is approximately $18,270,570 since reduced, as of March 31, 1995, to
       $13,802,562 (excluding accrued but unpaid interest).   As part of the
       Plan of Reorganization, this indebtedness is secured by all of the
       assets the Company.   The majority of the payments to the unsecured
       creditors is due in 1996-1999.

       In addition, on November 4, 1993, the Company issued 489,976 shares of its common stock (representing 10% of the Company's then outstanding Common Stock) to a Collateral Agent acting on behalf of the unsecured creditors. These shares will be distributed over a three year period. In the event the Company prepays all of its debt to the unsecured creditors during the three year period, the Company will redeem a percentage of the shares depending on the date of the repayment.

6. Upon the filing of the amended Certificate of Incorporation on August 11, 1993, each share of the Class A Common Stock (par value $0.01 per share), of the Company and each share of the Class B Common Stock, (par value $0.01 per share), of the Company, then issued and outstanding immediately prior thereto was canceled and changed into one share of the Common Stock, (par value $0.01 per share), of the Company.

             In connection with the Company's emergence from bankruptcy, the Company recognized a $13,929,000 extraordinary gain in the third quarter of 1993. The gain on early extinguishment of debt is summarized as follows:


             Extinguished of subordinated debentures                                $ 7,391,000
             20% reduction unsecured creditor claims,
                    less value of 10% of the Company's Common
                    Stock issued ($523,000)                                           2,232,000
             Transcisco Tours unsecured debt                                          4,306,000
                                                                                    -----------
                                                                                    $13,929,000
                                                                                    ===========

             During 1993, the Company also recognized $1,700,000 and $1,500,000 in increases in estimated allowed claims related to continuing and discontinued operations, respectively.

             The consolidated financial statements for the year ended December 31, 1992 and during 1993 through the date of the Company's emergence from bankruptcy reflect the financial reporting guidance for entities in reorganization as prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in
Reorganization under the Bankruptcy Code."   The Consolidated Statements of
Operations separately disclose reorganization expenses related to the Chapter 11 proceedings.

             Interest expense related to pre-petition indebtedness of approximately $3.1 and $3.2 has not been accrued in the financial statements
for 1993 and 1992, respectively.   Such interest will not be paid nor be a
secured claim since the Company was operating under Chapter 11 during these years. Of the unaccrued interest, approximately $604,000 and $665,000 for 1993
and 1992, respectively, relates to discontinued operations.   Since November 3,
1993, interest has been accrued on the $18 million of Class F and Tax Claims, in accordance with generally accepted accounting principles.

             The following condensed financial statements of Transcisco Industries, Inc. and Transcisco Tours have been prepared using the equity method of accounting for reporting the results of subsidiaries which were not part of the bankruptcy proceedings at December 31, 1992.

                           TRANSCISCO INDUSTRIES, INC
                                      AND
                             TRANSCISCO TOURS, INC.
                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                                 (in thousands)


                                                                  YEAR ENDED DECEMBER 31,
                                                                           1992
                                                                  -----------------------
General and administrative expenses                                      $  2,253
Interest expense (contractual interest - $3,202)                                7
Interest income                                                              (782)
Other income                                                                 (100)
                                                                         --------

Loss from continuing operations before reorganization
       costs, income taxes and equity earnings                             (1,378)
Reorganization costs                                                        2,613
                                                                         --------
                                                                           (3,991)
Income tax benefits                                                            --
                                                                         --------
                                                                           (3,991)

Equity earnings of affiliated companies, net of tax                        (3,641)
Loss on write-down of investment in
       affiliated companies, net of income tax benefit                         --
Equity in earnings of subsidiaries - continuing operations                  3,000
                                                                         --------
Loss from continuing operations                                            (4,632)

Discontinued operations:
       Loss from discontinued operations                                       --
       Loss from close-down and disposal of business segment               (3,571)
       Equity in losses of discontinued subsidiary                           (575)
                                                                         --------
Loss from discontinued operations                                          (4,146)
                                                                         --------
Net loss                                                                 $ (8,778)
                                                                         ========

             TRANSCISCO INDUSTRIES, INC. AND TRANSCISCO TOURS, INC.
                   COMBINED CONDENSED STATEMENT OF CASH FLOWS
                                 (in thousands)

                                                                             YEAR ENDED DECEMBER 31,
                                                                                       1992
                                                                             -----------------------
Cash flow from operating activities:
   Loss from continuing operations                                                  $  (4,632)
Adjustments to reconcile loss to net
   cash used in continuing operations:
      Equity earnings of affiliated companies                                           3,641
      Equity in earning of subsidiaries - continuing operations                        (3,000)
      Reorganization costs                                                                750
      Depreciation and amortization                                                        94
      Decrease in operating assets:
           Accounts receivable                                                            248
           Other current assets                                                            18
           Other long-term assets                                                         428
       Increase (decrease) in operating liabilities:
           Accounts payable                                                               714
           Accrued compensation and benefits                                              (91)
           Other current liabilities                                                      (95)
           Other long-term liabilities                                                   (293)
           Liabilities subject to compromise                                             (257)
                                                                                    ---------
                Net cash (used in) continuing operations                               (2,475)
                                                                                    ---------

       Loss from discontinued operations                                               (4,146)
       Adjustment to reconcile loss from discontinued
           operations to cash used in discontinued operations:
           Equity in losses of discontinued subsidiaries                                  575
           Depreciation and amortization                                                  133
           Accrual for loss on disposal                                                 3,187
           Liabilities subject to compromise                                             (118)
           Other, net                                                                     268
                                                                                    ---------
                Net cash used by discontinued operations                                 (101)
                                                                                    ---------
                    Net cash used in operating activities                              (2,576)
                                                                                    ---------

Cash provided by (used in) investing activities:
       Restricted cash                                                                   (600)
       Disposal of equipment - discontinued operations                                    811
                                                                                    ---------
           Net cash provided by investing activities                                      211
                                                                                    ---------

Cash provided by financing activities:
       Net decrease in investment in and
           accounts receivable from wholly owned subsidiaries                             344
                                                                                    ---------
           Net cash provided by financing activities                                      344
                                                                                    ---------

Net decrease in cash and cash equivalents                                              (2,021)
Cash and cash equivalents at beginning of year                                          2,137
                                                                                    ---------
Cash and cash equivalents at end of year                                            $     116
                                                                                    =========

NOTE 2 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

          BASIS OF PRESENTATION.

          As more fully described above, the Company emerged from Chapter 11 Bankruptcy in November 1993. The Plan of Reorganization requires payments to the Class F Creditors over a seven year period. It is management's opinion that cash flow from operations and its existing credit facilities is sufficient to meet the cash flow requirements of the Company during fiscal 1996.

          PRINCIPLES OF CONSOLIDATION.

          The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of Transcisco Tours, other than amounts guaranteed by the Company, are not included in the March 31,1995 or December 31, 1993 consolidated balance sheets, or in the consolidated statements of operations since September 1993 because Transcisco Tours has been liquidated.

          RESTRICTED CASH.

          The Company's cash balance at December 31, 1993 included balances related to the sale of certain fully secured assets of the Debtor Companies and a deposit to secure performance under a certain contract. These restricted balances consisted solely of proceeds from the sale of equipment related to Tours. All of the proceeds from these sales have been distributed in accordance with the contract. As of March 31, 1995, the Company had no restricted cash balances.

          CONCENTRATION OF CREDIT RISK.

          The Company markets its services throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Reserves for doubtful accounts were approximately $48,000 at March 31, 1995 and $50,000 at December 31, 1993.

          INVENTORIES.

          Inventories, consisting of rail parts, supplies and work in process, are stated at the lower of cost or market. Cost is determined by the last-in, first out (LIFO) method for substantially all inventories.

          PROPERTY AND EQUIPMENT.

          Property and equipment are stated at cost. Depreciation of property and equipment is computed primarily using the straight-line method based on the estimated useful lives of the assets. Estimated useful lives used in computing depreciation provisions are as follows:

                 Buildings and improvements          17 to 40 years
                 Equipment and track                  3 to 40 years
                 Rolling stock                       15 to 20 years
                 Other                                3 to 10 years

          Where properties are retired, or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations.

          Normal recurring maintenance and repair costs are expensed as incurred. Major repairs or betterments are capitalized and depreciated over the remaining useful lives of the related assets.

          PER SHARE DATA.

          Net income per share data is computed using the weighted average number of shares of outstanding common stock and diluted common stock equivalents from the assumed exercise of stock options. Net loss per share data is computed using the weighted average number of shares of outstanding common stock and excludes common stock equivalent as their effect would be anti dilutive.

          STATEMENTS OF CASH FLOWS.

          For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the year ended March 31, 1995; the three month ended March 31, 1994; and the years ended December 31, 1993 and 1992, interest of $906,000, $ 106,000, $135,000, and $61,000 was paid. During fiscal 1995, the three month period ended March 31, 1994, and calendar years 1993 and 1992, the Company paid $51,000, $17,000, $36,000, and $71,000 in income taxes related to various state filings.

          INCOME TAXES.

          Prior to 1993, income taxes were provided on earnings at the appropriate statutory rates applicable to such earnings. Deferred income taxes were provided for certain items which were recognized in different periods for financial reporting purposes than for income tax reporting purposes.

          During February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109 (SFAS No. 109), - Accounting for Income Taxes. This statement requires that deferred income taxes be determined using the asset and liability method rather than the deferred method previously in effect. Implementation of SFAS No. 109 effective January 1, 1993 did not have an effect on the Company's financial position or results of operations.

          EQUITY EARNINGS OF AFFILIATED COMPANIES.

          Equity earnings of affiliated companies represents the Company's share of earnings in less than 50% owned investees.

          Prior to the Company's emergence from Chapter 11 in 1993, the Company owned 3,367,367 shares of PLMI Common Stock (approximately 32% of PLMI's outstanding Common Stock). PLMI is an equipment leasing company engaged in the leasing and management of transportation equipment and in the syndication of capital equipment leasing investments. Equity in (losses) earnings from the Company's investment in PLMI represent the Company's share of PLMI's net income or loss plus amortization of the difference between the carrying value and stated value of PLMI's equity. The Company's equity in losses, net of applicable income taxes, from its investment in PLMI was $(3,641,000) in 1992, and $0 thereafter as a result of provisions in the Plan of Reorganization.

          The Company has a 20% interest in SovFinAmTrans ("SFAT"), which the Company believes is the largest privately owned railcar transportation company
in Russia.    SFAT was founded in mid-1989.   Due to uncertainty in the
political and economic arenas within Russia, management decided effective June 30, 1991, to discontinue recording equity earnings on the investment in SovFinAmTrans. While the joint venture continues to be profitable and does not appear to be materially affected by any adverse changes in Russia, management believes this policy is prudent and consistent with the reporting of other U.S. companies with investments in Russia. Dividends received from SFAT in fiscal 1995, the three month period ended March 31, 1994, and calendar years 1993 and 1992 were $51,000, $0, $51,000, and $43,000, respectively.

          DISCONTINUED OPERATIONS.

          Losses from discontinued operations and provisions for disposal of segments of the Company's business reflect management's decision to close-down and dispose of its luxury "cruise train" and dinner train enterprises effective April 29, 1991, and December 31, 1991, respectively. See Note 12 for further discussion of discontinued operations.

NOTE 3 -  PROPERTY AND EQUIPMENT.

           Property and equipment at March 31, 1995 and December 31, 1993 were as follows (in thousands):

                                                                      1995                  1993
                                                                     ------                ------
                 Land                                              $   1,078             $   1,071
                 Building and improvements                             8,852                 8,818
                 Rolling stock                                           682                   641
                 Equipment and track                                  13,863                13,156
                 Other                                                 1,044                 1,078
                                                                   ---------             ---------
                                                                   $  25,519             $  24,764

                 Less: Accumulated depreciation                       (7,958)               (6,665)
                                                                   ---------             ---------
                                                                   $  17,561             $  18,099
                                                                   =========             =========


NOTE 4 - SUBORDINATED NOTE RECEIVABLE FROM PLMI AND OTHER PLMI RELATED TRANSACTIONS. (see Note 9)

          Until the Company's emergence from bankruptcy, the Company had a $5
million subordinated  note from PLMI.   The note bore interest at 14.75% with
interest payable semi-annually.   Interest income of approximately  $160,000,
$73,000, $371,000 and $738,000 was recorded in fiscal 1995; the three month period ended March 31, 1994, and the years ended December 31,1993, and 1992, respectively. In October 1994, PLMI redeemed the note for 90% of its face value. In accordance with the Plan of Reorganization, the $1.8 million in redemption proceeds due Transcisco was paid to its Class F Creditors.


NOTE 5 -  INCOME TAXES.

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                                                             MARCH 31, 1995       DECEMBER 31, 1993
      Deferred tax liability:
          Non-current:
             Book basis of fixed assets in excess of tax basis                   $ (5,162)            $ (1,739)
             Other - net                                                               --                 (562)
                                                                                 --------             --------
      Total deferred tax liability                                                 (5,162)              (2,301)

      Deferred tax asset:
          Current
             Difference in reporting bad debt expense and
             other current assets and liabilities for tax
             purposes                                                                 624                1,026
          Non-current:
             Net operating  losses carryforwards                                   11,190                3,828
             Accrued interest                                                         556                  244
             Other -net                                                               682                   38
                                                                                 --------             --------
          Total deferred tax asset                                                 13,052                5,136

                                                                             MARCH 31, 1995       DECEMBER 31, 1993
      Net deferred tax asset                                                     7,890                   2,835
      Valuation allowance                                                       (7,890)                 (2,835)
                                                                              --------                --------
      Net deferred tax liability                                              $     --                $     --
                                                                              ========                ========


          The net change in the valuation allowance for the year ended March 31, 1995 was an increase of $5,055,000 due largely to the increase in net operating losses as well as other changes in the components of the deferred tax asset and liability.

          The presentation of the deferred tax asset related to accrued interest and the valuation allowance for the year ended December 31, 1993 have been reclassified to conform to the current year's presentation.

          There was no current or deferred provision for income taxes for the years ended March 31, 1995, or December 31, 1993 due to tax net operating loss carryforwards.

          A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate is reflected in the statement operations:

                                                         FISCAL YEAR ENDED  THREE MONTH PERIOD ENDED      YEAR ENDED
                                                           MARCH 31, 1995       MARCH 31, 1994        DECEMBER 31, 1993
      Federal statutory rate                                    34%                  34%                     34%
      State rate, net of federal benefit                         7                    7                       7
      Benefit from carryforward of net operating losses        (41)                 (41)                    (41)
                                                            -------              -------                 -------
      Effective income tax rates                                --                   --                      --
                                                            =======              =======                 =======


          Though there is no provision for taxes, the balance sheets at the years ended December 31, 1993 and March 31, 1995 reflect liabilities for tax claims. The tax claims are the result of unresolved tax authority audits pertaining to the years 1985 through 1989. The potential liability for the tax claims was approximately $660,000 at both December 31, 1993 and March 31, 1995.


          Tax Account Balances Related to Tax Claims:

                                                                            MARCH 31, 1995     DECEMBER 31, 1993
                   Long term debt                                           $  1,914,000          $  1,911,000
                   Other long term liabilities                                   321,000               321,000
                                                                          --------------        --------------
                   Total liability related to tax claims                    $  2,235,000          $  2,232,000
                                                                            ============          ============


          At March 31, 1995 and December 31, 1993, the Company had net operating loss carryforwards for federal income tax purposes of approximately
$30,000,000 and $8,000,000, respectively.   These net operating loss
carryforwards expire from 2004 through 2008. The Company's ability to utilize the net operating loss carryforwards may be limited in the event of a 50% or more ownership change within any three year period.

NOTE 6 -   BANK BORROWINGS AND LONG-TERM DEBT (IN THOUSANDS).

                                                                              MARCH 31, 1995         DECEMBER 31, 1993
                                                                            ------------------     ---------------------
Secured revolving  credit agreement                                              $  1,722                 $     --

Other long-term debt at rates from 7.8%
   to 11.5% payable monthly, quarterly
   or semi-annually, unsecured and
   secured  by certain property and
   equipment, due 1994 to 2000.                                                       458                      466

Restructured Debt                                                                  16,622                   19,096
                                                                                 --------                 --------

                                                                                   17,080                   19,562

Less current portion                                                               (1,870)                    (879)
                                                                                 --------                 --------

                                                                                 $ 15,210                 $ 18,683
                                                                                 ========                 ========


            The Company through its subsidiary, TRS, currently has a secured line of credit of up to the lesser of $2,000,000 or 80% of eligible accounts receivable ($3,850,000 at March 31, 1995), secured by valid first liens on all of the tangible and intangible assets of the subsidiary, except machinery and equipment and real estate. The interest rate is three percent (3%) per annum above the prime rate (9% at March 31, 1995), payable monthly. The line expires in November 1996, and requires the maintenance of certain financial covenant ratios. Under the terms of the agreement, the subsidiary's accounts receivable are collected on behalf of the lender and the subsidiary is limited as to the amount of cash that can be transferred to the Company. Borrowings under this line of credit were $1,722,000 at March 31, 1995, and none at December 31, 1993.

           Principal payments on long-term debts are approximately (in thousands) $1,870 in 1996; $2,323 in 1997; $2,664 in 1998; $4,365 in 1999, and
$5,858 thereafter.

           After the emergence from Chapter 11, the claims by creditors which now comprise Restructured Debt, are as follows (in thousands):


                                                                          MARCH 31, 1995            DECEMBER 31, 1993
                                                                        ------------------        ---------------------
                    Daniels class claims                                    $    188                    $    500
                    Class F claims                                            14,520                      17,296
                    Estimated tax claims                                       1,914                       1,300
                                                                            --------                    --------
                                                                              16,622                      19,096

                    Less current portion                                      (1,758)                       (413)
                                                                            --------                    --------
                                                                            $ 14,864                    $ 18,683
                                                                            ========                    ========


NOTE 7 -   LONG-TERM MAINTENANCE, MANAGEMENT AND SUB-LEASE CONTRACTS.

           The Company has long-term maintenance contracts, including certain cost-per-mile maintenance contracts, with several major customers requiring the Company to provide maintenance services on unit train coal cars, primarily over one to fifteen year periods. Fees are based on a fixed price per railcar-mile traveled, with provisions for adjustments based on a projected frequency of repair and changes in costs of materials and industry labor rates. The Company estimates the cost of providing maintenance under these contracts and accrues these estimates as a Deferred Maintenance Liability and a current
period expense.   The actual amount
of future maintenance costs will vary depending on the actual lives of the maintenance components, the proportion of repairs performed by outside railroad maintenance shops, inflation and other factors. Actual costs are deducted from
the Deferred Maintenance Liability as incurred.   Overhead costs are recognized
as incurred.


NOTE 8 -   COMMITMENTS AND CONTINGENCIES.

           LEASING ARRANGEMENTS

           Various production and office facilities and equipment are leased under operating leases ranging from one to ten years, with options to renew at various times. In addition, certain rolling stock is leased on a long-term basis. Rental expenses for operating leases with non-cancelable terms in excess of one year are: $2,632,000 in 1996; $2,549,000 in 1997; $2,364,000 in 1998;
$2,173,000 in 1999, and $1,769,000 in  2000 and beyond.

           The Company has certain long-term non-cancelable management and sub-lease agreements related to railcar leasing transactions between 1995 and 2006. Amounts receivable under the terms of these non-cancelable agreements with terms in excess of one year are $2,769,000 in 1996; $2,527,000 in 1997; $2,383,000 in 1998; $2,316,000 in 1999, and $1,746,000 in 2000 and beyond.

           Rent expense during 1993 and 1992 was $1,998,000 and $1,993,000, respectively, for fiscal 1995 and the three month period ended March 31, 1994, rent expense was $ 1,699,000 and $492,000, respectively.

           LITIGATION

           On November 23, 1987, Shirley B. Daniels and Barney and Rachel Milione instituted a purported class action in the Superior Court of California, County of San Francisco, against PLM International, Inc., Transcisco Industries, Inc., and various corporate and individual defendants. The action purported to arise out of the "Consolidation" transaction which occurred in February 1988. The plaintiffs claimed that the Consolidation constituted a breach of certain fiduciary duties owed by the defendants to the limited partners of the various limited partnerships which were party to the transaction. The plaintiffs sought damages in an unspecified amount and attorneys' fees, costs of the suit, rescinding and invalidating the Consolidation, imposing a constructive trust on the shares of PLMI's common stock received by the Company in connection with the transaction and such other relief as the court might have deemed appropriate. All the defendants filed answers denying the substantive allegations and asserting affirmative defenses. The plaintiffs filed a motion for class certification. By order dated October 9, 1990, the court granted the plaintiff's motion to certify the class. A trial date of September 3, 1991 was set. However, as a consequence of the involuntary Chapter 7 bankruptcy filing against the Company, an "automatic stay" became effective July 1, 1991. Later, Transcisco and the Class Representatives agreed to settle all matters raised in the State Court Action and in a separate Federal Action. The Settlement was approved by the Bankruptcy Court. On November 4, 1993, the Company made its initial payment to the Daniels' Claimants in the amount of $187,500. Since then it has made payments totaling $375,000 and has $187,500 in remaining payments to satisfy the entire obligation.

           As part of the Daniels' settlement, the Great American Insurance Company ("Great American") made a payment to the Daniels claimants in the approximate amount of $2.65 million, with a reservation of rights to be reimbursed by Mark C. Hungerford, (Transcisco's Chief Executive Officer at the time of the Daniels' lawsuit). A federal court had earlier ruled that Great American had the obligation to provide coverage to Hungerford, but Great American appealed that ruling to the Ninth Circuit Court of Appeals, who subsequently decided that the matter is not for the federal courts to decide. Great American has not responded to the Ninth Circuit Court of Appeals' decision. In the event that Great American files an action in the State Courts and is successful in a lawsuit, against Mr. Hungerford, it may seek reimbursement from Mr. Hungerford (an individual defendant in the Daniels' action). This may result in an indemnification claim against the Company by Mr. Hungerford (as a Class F Claim - payable at 80% of the amount paid by Mr. Hungerford to Great American).

NOTE 9 -   SHAREHOLDERS' EQUITY.

           COMMON STOCK

           The Company had two classes of Common Stock -- Class A and Class B
- -- which were traded on the American Stock Exchange. During 1992 and 1991, 10,300 and 99,426 shares of the Company's Class B Common Stock were converted into Class A Common Stock, respectively. On August 11, 1993, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. Upon the effectiveness of the Amended and Restated Certificate of Incorporation the then outstanding 3,188,369 shares of Class A Common Stock and 1,358,960 shares of Class B Common Stock were converted into one form of stock designated Common Stock. The Amended and Restated Certificate of Incorporation was filed by order of the Bankruptcy Court pursuant to the Plan.

           During calendar years 1994 and 1993, the Company granted 60,000 and 165,000 shares of common stock valued at approximately $75,000 and $67,000 to members of the Board of Directors as compensation for their services. The Company also issued 489,976 shares valued at $523,000 to a Collateral Agent on behalf of the unsecured creditors in connection with the Plan.

           STOCK OPTIONS

           In January 1995, the Company's Board of Directors approved an Amended and Restated (1994) Employee Stock Option Plan. The prior Plan was
adopted in its original form and amended in 1989.    The 1994 Plan reserves
750,000 shares of Common Stock. Common Shares available for grant were 70,267 and 217,000 at March 31, 1995 and December 31, 1993, respectively.

           In January 1995, the Company's Board of Directors also approved an Amended and Restated Directors Stock Option Plan which reserves 100,000 shares of Common Stock. Common shares available for grant were 94,000 and 100,000 at March 31, 1995 and at December 31, 1993, respectively.

           Activity under these stock option plans for the year ended March 31, 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993 was as follows:

                                                                                SHARES UNDER            OPTION PRICE
                                                                                    OPTION                PER SHARE
                                                                             ------------------    ----------------------
             Outstanding, December 31, 1992                                         194,150         $   3.00 to $3.75
             Granted                                                                399,650         $   0.50 to $0.81
             Cancellations                                                         (200,800)        $   0.50 to $3.75
                                                                                   --------
             Outstanding, December 31, 1993                                         393,000
             Granted                                                                310,000         $          1.1875
             Exercised                                                               (6,600)                    $0.50
             Cancellations                                                          (21,500)        $   0.50 to $0.81
                                                                                   --------
             Outstanding March 31, 1994                                             674,900
             Granted                                                                353,500         $ 1.1875 to $1.50
             Exercised                                                              (29,875)        $  .50 to $1.1875
             Cancellations                                                         (318,792)        $ .50 to $ 1.1875
                                                                                   --------
             Outstanding, March 31, 1995                                            679,733
                                                                                   ========

NOTE 10 -    REORGANIZATION EXPENSES.

             Reorganization Expenses included in the Consolidated Statement of Operations consist of professional fees of $2,386,000 and $1,863,000 and litigation of $0 and $750,000, respectively, for the years ended December 31, 1993 and 1992.


NOTE 11 -    INVESTMENT IN PLM INTERNATIONAL, INC.

             Summary financial information from the audited financial statements of PLMI is as follows (in thousands):


                                                                                 YEAR ENDED DECEMBER 31 1992
                                                                                 ---------------------------
             Total revenues                                                             $   71,108

             Total costs, expenses and taxes                                               (89,339)

             Preferred dividends                                                            (7,040)
                                                                                        ----------

             Net loss attributable to common shareholders                               $  (25,271)
                                                                                        ==========

             Transcisco Industries, Inc. equity earnings
                in PLMI, net of income taxes                                            $   (3,641)
                                                                                        ==========


NOTE 12 -    DISCONTINUED OPERATIONS.

             Transcisco Tours Inc. operated the "Sierra 49er Express," a luxury "cruise train" which carried passengers from the San Francisco Bay Area to Lake Tahoe/Reno, Nevada. 1990 was primarily a start-up period for operations with
the first run to Nevada occurring on December 7, 1990.   A significant
shortfall in ridership coupled with higher than projected capital and operating costs led to the close-down of the "cruise train" operation on April 29, 1991. Subsequently, Tours filed a voluntary petition for protection under Chapter 11 of the U.S.. Bankruptcy Code. The primary activity at Tours subsequent to the April 29, 1991 close-down involved the sale of Tours' assets which consisted primarily of passenger cars used on the "Sierra 49er Express." All proceeds from the liquidation of Tours were placed in a trust account, pending distribution, and were reflected on the financial statements of the Company.
In September 1993, Tours filed a liquidation plan of reorganization. The Disclosure Statement accompanying the Plan was approved by the Bankruptcy Court in October 1993, and the Plan was confirmed in December 1993. Pursuant to the Liquidating Plan, the Company recognized income of $150,000 in January 1994 as payment of its claim against Tours.

             Transcisco Texas Railway, Inc., operated a dining train out of San Antonio, Texas. Due to losses incurred in the operation of the dining train, requirements of the Company in reorganization and management's desire to divest its passenger train segment, the dining train operation was closed down
effective December 31, 1991.   Losses totaling approximately $575,000, relating
primarily to the write-down of special purpose assets and costs incurred in the marketing of the Texan assets/operations were incurred in 1992. During February 1993, the remaining assets of the Texan were sold and the proceeds
were paid to the Texan creditors.    Due to market conditions in the passenger
railcar market and the Chapter 11 proceedings, which had an adverse effect on marketing these assets, the Company recorded estimated losses on the close-down and disposal of the discontinued operations/assets totaling $4,146,000 during 1992.

             Revenues applicable to the discontinued operations were $153,000 in 1992.

NOTE 13 -    BENEFIT PLANS.

             RETIREMENT PLAN

             Substantially all employees are eligible to participate in the Company's Profit Sharing and Tax Advantage Savings Plan. The Company makes discretionary contributions to the Plan up to a maximum matching contribution of $1,000 for each participant. Contributions charged to operations were $101,000 in fiscal 1995, $22,000 in the three month period ended March 31, 1994, $75,000 in 1993, and $103,000 in 1992.


             DEFERRED COMPENSATION PLAN

             Prior to the bankruptcy, the Company had a Non-Qualified Deferred Compensation Plan to benefit certain senior executives. Participants were entitled to receive an amount equal to 5% times the number of years of employment times the average monthly compensation immediately preceding termination of employment (not to exceed 60 months) for 60 consecutive months, commencing with the later of attainment of age 60 or the termination of
employment,   Benefits generally vested only upon completion of five years of employment. The Non-Qualified Deferred Compensation Plan was terminated during the Chapter 11 case and the liabilities of Mr. Hungerford and Mr. Tedesco in the respective amounts of $216,014 and $460,370 were allowed as unsecured claims against the Company. These claims are being paid as Class F Claims in
accordance with the terms of the Company's Plan.  (See Note 1).    No charges
to operations related to the Deferred Compensation Plan were made in 1993,
($42,000 for 1992).   Deferred Compensation Expense accrued through the
Bankruptcy filing date relating to employees of the Debtor Companies was included as part of long-term debt in 1993.

                               INDEX TO EXHIBITS
                          TRANSCISCO INDUSTRIES, INC.


EXHIBIT NO.                                                                             PAGE NO.
- -----------                                                                             --------
Transcisco Consolidated  Financial Statements and Report of Independent
Auditors

3.1   Joint Plan of Reorganization.                                                        *

3.2   Restated Certificate of Incorporation, as Amended                                    *

3.3   By-Laws, as Amended.                                                                 *

4.1   Indenture dated as of May 15, 1986 between the Company and
      Bank of America National Trust and Savings Association, Trustee.                     *

4.2   Supplemental Indenture dated February 1, 1988 between the Company
      and Bank of America National Trust and Savings Association, Trustee.                 *

4.3   Tripartite Agreement, and Instrument of Resignation, Appointment and
      Acceptance dated as of July 26, 1991, by and among the Company,
      Yasuda Bank and Trust Company (U.S.A.) and First Interstate Bank of California.      *

10.1  Lease agreement for 601 California Street.                                           *

10.2  Transcisco Industries, Inc., Amended and Restated (1994) Stock Option Plan
      (including implementing agreement:  Transcisco Industries, Inc.,
      Stock  Option Agreement).                                                            *

10.3  Plan and Agreement of Reorganization.                                                *

10.4  Employment Agreement between the Company and George A. Tedesco.                      *

10.5  Form of Non-Qualified Deferred Executive Compensation Plan.  I.                      *

10.6  Profit Sharing and Tax Advantaged Savings Plan dated February 1, 1987.               *

10.7  Employment Agreement between TRS and Mr. Jahnke, dated April 13, 1995.

10.8  Transcisco Industries, Inc. Directors' (1994) Stock Option Plan.                     *

10.9  Employment Agreement as amended, dated May 1, 1995 between
      Mr. William F. Bryant and Transcisco Leasing Company, a Subsidiary of Company.

10.10 Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995.

EXHIBIT NO.                                                               PAGE NO.
- -----------                                                               --------
10.11 Employment Agreement between the Company and Philip C. Kantz,         *
      dated as of February 23, 1994.

21.1  List of Subsidiaries of the Company.                                  *

23.1  Consent of Independent Auditors.

27    Financial Data Schedule





* = incorporated by reference