Form 10-Q
period 1995-06-30
TRANSCISCO INDUSTRIES INC
filed 1995-08-01
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________________________to_______________________

For QUARTER ENDED JUNE 30, 1995                Commission file number 1-9051


                           TRANSCISCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                              [TRANSCISCO LOGO]

                Delaware                                  94-2989345
--------------------------------------------------------------------------------
    (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   601 California Street, Suite 1301
           San Francisco, CA                               94108
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

            (415) 477-9700
--------------------------------------------------------------------------------
   (Registrant's Telephone Number,
            including area code)

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

                                    YES   X   NO
                                        -----    -----

Indicate the number of common shares outstanding, as of the latest practicable date.

          Class                             Outstanding at  July 31, 1995
----------------------------                -----------------------------------
Common Stock, $.01 par value                5,466,268  (excludes 478,726 shares
                                            ---------
                                            held in Treasury)

                          PART I - FINANCIAL STATEMENTS

ITEM 1.                    TRANSCISCO INDUSTRIES, INC.

FINANCIAL STATEMENTS       CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)]

                                                                               JUNE 30        MARCH 31
                                                                               -------        --------
                                                                                 1995            1995
                                                                             (Unaudited)        (Note)
Assets:
Current Assets:
    Cash and cash equivalents                                                  $  2,008       $  1,371
    Receivables - trade                                                           7,682          6,221
    Inventories                                                                   3,346          3,460
    Other current assets                                                            618            419
                                                                               --------      ---------
          Total current assets                                                   13,654         11,471

Property and equipment, net
          of accumulated depreciation                                            17,631         17,561
Other                                                                             1,582          1,496
                                                                               --------      ---------
                                                                               $ 32,867      $  30,528
                                                                               ========      =========
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                                           $  3,540      $   2,744
    Accrued compensation and benefits                                               897          1,202
    Short-term borrowing                                                          1,664          1,730
    Other current liabilities                                                     2,725          2,191
    Current portion of long-term debt                                             2,007          1,862
                                                                               --------      ---------
          Total current liabilities                                              10,833          9,729

    Other long-term liabilities                                                     925            925
    Deferred maintenance liability                                                1,772          1,108
    Long-term debt                                                               13,407         13,949
    Interest payable                                                              1,469          1,261
    Deferred income tax                                                             321            321

Shareholders' equity:
    Common Stock $.01 par value
          15,000,000 shares authorized,
          issued and outstanding, 5,944,994 in
          1995 and 5,598,815 in 1994                                                55             51
    Paid-in capital in excess of par                                             17,431         17,022
    Accumulated deficit                                                         (10,352)       (10,844)
    Less cost of Common Shares in Treasury:
          478,726 in 1995 and 1994                                               (2,994)        (2,994)
                                                                              ---------      ---------
          Total shareholders' equity                                              4,140          3,235
                                                                              ---------      ---------
                                                                              $  32,867      $  30,528
                                                                              =========      =========

    Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

                       See notes to financial statements.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30
                                                                          1995                  1994
                                                                          ----                  ----
Revenues                                                              $   10,835            $   8,168

Costs and expenses:
      Operations and support                                               8,399                6,696
      Selling, general and
         administrative costs                                              1,500                1,136
      Interest income                                                       (34)                  (76)
      Interest expense                                                       460                  414
      Other (income) expense                                                  18                  (21)
                                                                      ----------           ----------
Total costs and expenses                                                  10,343                8,149
                                                                      ----------           ----------
Net income                                                            $      492           $       19
                                                                      ==========           ==========
Per share amounts:                                                    $     0.09           $     0.00
                                                                      ==========           ==========
Shares used in calculations                                            5,460,630            5,239,995


                            See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED JUNE 30
                                                               1995         1994
                                                               ----         ----
Cash flows from operating activities:
     Net income                                              $   492      $    19
     Adjustments to reconcile net income to net cash
        (used in) provided by operating activities:
           Interest payable                                      208          263
           Depreciation and amortization                         302          291
           Common stock issued for services                      413           10
           Changes in operating assets and liabilities:
              Accounts receivable                             (1,461)      (1,267)
              Inventories                                        114         (388)
              Other current assets                              (199)          23
              Other assets                                       (86)          57
              Accounts payable                                   796          287
              Accrued compensation and benefits                 (305)         (68)
              Deferred maintenance liability                     664          148
              Other current liabilities                          534         (154)
                                                             -------      -------
                  Net cash provided by (used in)
                    operating activities                       1,472         (779)
                                                             -------      -------
Cash flows from investing activities:
              Capital expenditures, net                         (372)        (147)
                                                             -------      -------
              Net cash (used in) investing activities           (372)        (147)
                                                             -------      -------
Cash flows from financing activities:
     Payments of long-term debt                                 (397)         (80)
     Increase in long-term debt                                 --             36
     Short-term borrowing  (repayment)                           (66)         980
                                                             -------      -------
     Net cash provided by (used in) financing activities        (463)         936
                                                             -------      -------
Net increase in cash and cash equivalents                        637           10

Cash and cash equivalents at beginning of period               1,371          725
                                                             -------      -------
Cash and cash equivalents at the end of period               $ 2,008      $   735
                                                             =======      =======


                            See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

                                  JUNE 30, 1995

1)       Basis for Presentation:

           The accompanying unaudited financial statements have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1995, are not necessarily indicative of the results that may be expected for the year ended March 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

2)       Refer to Item 2, Part I for discussion concerning bank and other debt.

3)       Refer to Item 1, Part II for legal proceedings.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED
       JUNE 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1994

REVENUES

The revenues of Transcisco Industries, Inc. (the "Company") for the three month period ending June 30, 1995 increased by approximately 33% over the comparable three month period for 1994. Revenue from Transcisco Rail Services ("TRS"), which comprised 68% of total Company's revenues, increased by $347,000 to $7.4 million due primarily to an increase in program repair work. Revenues from Transcisco Leasing Company ("TLC") increased by $2.2 million, or 166%, due primarily to significant growth in TLC's managed railcar fleet, which jumped 151% during the last twelve months to over 8,800 railcars at June 30, 1995. Revenues from Transcisco Trading Company ("TTC") increased by $255,000 due to an increase in licensing and sales of its Uni-Temp railcar heating technology to SovFinAmTrans ("SFAT"), Russia's leading private petroleum and petrochemical rail transportation firm.

OPERATIONS AND SUPPORT EXPENSES

Operation and support expenses include the cost of direct and indirect labor, materials and overhead costs associated with the repair and maintenance of railroad rolling stock. When compared to the comparable period of 1994, operations and support expenses increased $1.7 million in the Quarter ended June 30, 1995. This increase was a result of higher sales in all business units. However, the percentage of sales represented by operations and support expenses declined in the three months ended June 30, 1995 to 78% from 83% in the comparable period of 1994. This increase in profit margins was a result of higher sales relative to the fixed overhead components of operations and support expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include the sales, finance, human resources, legal, purchasing and administrative operations of the Company. These expenses increased by $364,000 in the three month period ended June 30, 1995 over the comparable period of 1994. The increase was caused by higher personnel and marketing costs incurred to facilitate growth in the Company's customer base, particularly at TLC.

ACCOUNTING FOR INVESTMENT IN SOVFINAMTRANS

Transcisco Trading Company is a 20% shareholder of SFAT, Russia's leading private rail transportation firm. SFAT was founded in 1989. Due to uncertainty in the political and economic arenas in Russia, management decided to discontinue recording equity earnings on the investment in SFAT effective June 30, 1991. While SFAT continues to be profitable and does not appear to be materially affected by the changes in Russia, it is management's belief that this policy has been prudent. Dividends received from SovFinAmTrans amounted to $51,000 in fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

The ratio of current assets to current liabilities was 1.25 to 1.0 at June 30, 1995 compared to 1.18 to 1.0 at March 31, 1995. Working capital increased by $1,016,000 as a result of several factors, including an increase in maintenance reserves (resulting from growth in TLC's fleet under management), lower inventory, and increased profitability (which resulted from higher sales, as previously described).

The Company's cash requirements were primarily satisfied through cash on hand, operating earnings and short-term borrowing. Short term borrowings at June 30, 1995 were $1,664,000. The Company, through its subsidiary, TRS has a $2 million line of credit with Congress Financial Corporation secured by valid first liens on all of the assets of TRS, tangible and intangible except machinery and equipment and real estate. Management believes the availability of working capital from this loan facility combined with the attainment of projected operating cash flow should be sufficient to meet the Company's working capital requirements in the near future.

Pursuant to the Company's Plan of Reorganization, the required quarterly principal payments to the Company's Class F Creditors increased in Fiscal 1995 to $325,500 from $13,000 in the previous twelve month period. The Company has acquired exclusive options (which expire August 7, 1995) to refinance the bulk (in dollar value) of the Class F claims at a significant discount. In addition, the Company is negotiating with two principal lenders to provide debt in connection with the refinancing. The Company believes that, even if such refinancing does not occur, it will be able to satisfy the requirements of the Class F repayment schedule primarily through cash flow generated from the operations of its three business units.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

DANIELS ET AL V. PLM INTERNATIONAL, INC., ET AL. On November 23, 1987, Shirley
B. Daniels and Barney and Rachel Milione instituted a purported class action, known as the "Daniels" case, in the Superior Court of California, County of San Francisco, against PLM International, Inc., Transcisco Industries, Inc., and various corporate and individual defendants. The action purported to arise out of the February 1988 consolidation wherein the Company exchanged three of its subsidiaries in return for cash, a note receivable from PLM International, Inc. ("PLMI") and approximately 36% of PLMI Common Stock. In addition, the assets of 21 investor-owned public limited partnerships were contributed to PLMI in return for an approximately 64% of the common stock in PLMI (the "Consolidation"). The plaintiffs claimed that certain aspects of the Consolidation constituted a breach of alleged fiduciary duties owed by the defendants to the limited partners of the various limited partnerships which were party to the transaction. The plaintiffs sought damages in an unspecified amount and attorneys' fees, costs of the suit, rescinding and invalidating the Consolidation, imposing a constructive trust on the shares of PLMI common stock received by the Company in connection with the Consolidation and such other relief as the court may deem appropriate. The plaintiffs filed a motion for class certification, and by order dated October 9, 1990, the court granted the plaintiff's motion to certify the class. The action was originally set for trial on July 29, 1991; however, the trial date was continued a number of times, and was settled in July, 1993.

On September 21, 1990 Shirley B. Daniels and Barney and Rachel Milione instituted a purported class action in the United States District Court for the Northern District of California, against PLMI, the Company and various corporate and individual defendants. The plaintiffs claimed damages arising from alleged violations of the federal securities laws, namely Section 10(b) of the Securities Exchange Act of 1934 ("Exchange Act") and Rule 10(b)-5 thereunder as to all defendants; and Section 20(a) of the Exchange Act, as to the Company and all individual defendants. The relief sought in the Complaint is substantially similar to that sought in the Daniels case brought in the state court discussed above. By order dated January 11, 1991 pursuant to stipulation of the parties, the federal court action was stayed, with such stay to remain in effect until 60 days after written notice is given by any party of intention to proceed in the federal court action, or 30 days after a full and final adjudication or other resolution of all of the issues raised in the Daniels state court action.

Transcisco and the Class Representatives agreed to settle all matters raised in the State Court Action and the Federal Action. The Settlement calls for Transcisco to pay $750,000 to plaintiffs over ten consecutive quarters, and is subject to several other conditions. The Settlement was approved by the Bankruptcy Court. On November 4, 1993, the Company made its initial payment in the amount of $187,500 to the Daniels' claimants. Seven more installment payments of $62,500 each were made in each of the following quarters starting in December 1993, leaving the balance owing as of $125,000 ($62,500 is due September 30, 1995 and December 31, 1995). As part of the settlement, the Great American Insurance Company ("Great American") made a payment to the Daniels' claimants in the approximate amount of $2.7 million, with reservation of rights. A Lower Court ruled that Great American had an obligation to provide coverage, but Great American appealed that ruling to the Ninth Circuit Court of Appeals. The Ninth Circuit Court of Appeals ruled in June 1995 that the case was not appropriately heard in federal courts, but was instead a matter for California courts. Great American has not filed any action in state court as of the date of this report.

In the event that Great American files a lawsuit and prevails in the state courts, Great American will seek reimbursement from Mr. Hungerford (an individual defendant in the Daniels' action). To the extent Mr. Hungerford pays any amounts to Great American, he may be entitled to indemnification from the Company for such sums actually paid.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     EXHIBIT NO.                                                                                         PAGE
          3.1      Joint Plan of Reorganization.                                                           *

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

          10.5     Form of Non-Qualified Deferred Executive Compensation Plan.  I.                         *

          10.6     Profit Sharing and Tax Advantaged Savings Plan dated February 1, 1987.                  *

          10.7     Employment Agreement between TRS and Mr. Jahnke, dated April 13, 1995.                  *

          10.8     Transcisco Industries, Inc. Directors' (1994) Stock Option Plan.                        *

          10.9     Employment Agreement as amended, dated May 1, 1995 between
                   Mr. William F. Bryant and Transcisco Leasing Company.                                   *

                                   (continued)

        EXHIBIT NO.                                                                                      PAGE
          10.10    Agreement between Deucalion Securities, Inc., Steven L. Pease and
                   the Company dated January 3, 1995.                                                      *

          10.11    Employment Agreement between the Company and Philip C. Kantz
                   dated as of February 23, 1994.                                                          *

          21.1     List of Subsidiaries of the Company.                                                    *

          23.1     Consent of Independent Auditors.                                                        *

                  * = incorporated by reference.


(B) REPORTS ON FORM 8-K

None were filed for the quarter ended June 30, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TRANSCISCO INDUSTRIES, INC.



     July 31, 1995                  /s/ GREGORY S. SAUNDERS
     -------------                  --------------------------------------------
         Date                       Gregory S. Saunders - on behalf of the
                                    Registrant and as Vice President, Controller