Form 10-K/A
period 1995-03-31
TRANSCISCO INDUSTRIES INC
filed 1995-10-06
CIK 786053

WASHINGTON, D.C.  20549
                          Amended and Restated
                              FORM 10-K/A
                            ANNUAL REPORT
               Pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934

For the fiscal year ended March 31, 1995    Commission  file number 1-9051

                        TRANSCISCO INDUSTRIES, INC.
          (Exact name of registrant as specified in its charter)

         Delaware                                  94-2989345
(State or other jurisdiction of                  I.R.S. Employer
 incorporation or Organization)                 Identification No.)

601 California Street, San Francisco, CA              94108
(Address of principal executive offices)             (Zip Code)

   Registrant's Telephone Number                  (415) 477-9700

   Securities registered pursuant to Section 12(b) of the Act:

 Title of Each Class                             Name of Each Exchange
                                                 on which registered

   Common Stock                                 American Stock Exchange

   Securities registered pursuant to Section 12(g) of the Act:
                               None
                         (Title of Class)

   Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
   the past 90 days.  YES X   NO

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of regulation 5S-K (SECTION229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X]

   Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
   securities under a plan confirmed by a court.  Yes   X      No

   Aggregate market value of voting stock held by non-affiliates of the registrant as of June 16, 1995: $7,513,781

   Number of common shares, $.01 par  value, outstanding at


March 31, 1995:   5,609,961, including 478,726 Treasury Shares.


                            PART I

   ITEM 1.   BUSINESS.

   OVERVIEW.

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

   Prompted by the Clean Air Act Amendments of 1990, coal-burning utilities in the midwestern and eastern U.S. increasingly burn low-sulphur coal. The Powder River Basin in Wyoming is a primary source of this low-sulfur coal and the TRS maintenance shops surrounding the basin are well-positioned to service coal carrying unit-trains. Because aluminum cars weigh less and carry more coal, theyhave become the railcar of choice for utilities hauling coal from the Powder River Basin. Increasingly, utilities have replaced their steel cars with aluminum cars.

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

   SFAT's original shareholders included the Russian Ministry of Rails (40%), the Russian Ministry of Petrochemicals (25%), TTC (20%) and HAKA OY - - a major Finnish construction company (15%). In April 1994, Haka declared bankruptcy and SFAT bought back its shares.

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

   Approximately 1,500 of SFAT's 5,400 car fleet have been fitted with Transcisco's proprietary Uni-Temp heating system, a patented technology which enhances the performance of rail tank cars by
   expediting the unloading process.   The licensing of the Uni-Temp
   heating system is covered through several agreements, all of which expire in approximately seven years. Pursuant to an agreement with the inventor of Uni-Temp, TTC is the exclusive worldwide licensee for
   the Uni-Temp technology.   TTC, in turn, has entered into a sub-
   licensing agreement with Finnish American Rail Services OY (FARS), a Finnish firm created by several former Haka employees (this agreement replaces a similar agreement between Haka and Transcisco terminated because of Haka's bankruptcy). FARS and TTC have jointly entered into an April 1994 Uni-Temp sub-licensing agreement with SFAT.

   In fiscal 1995, TTC earned approximately $1.3 million in revenues from licensing and servicing its Uni-Temp technology.
   Additionally, TTC earned about $50,000 in dividends from SFAT during the year.

       Financial Information Relating to Industry Segments and Classes
                          of Products or Services

                            Fiscal          Three Month
                          Year Ended        Period Ended      Years Ended December 31,
                          Mar. 31, 1995     Mar. 31, 1994         1993       1992

   Revenues:
   Transcisco Rail
     Services
     Company:
       Maintenance
       and Repairs       $ 23,170           $   6,115          $23,211        $19,101
       Fixed Fee            - -                    74            1,520          3,557
       Retrofit and
         Program            4,844                  82            3,288          5,073

   Transcisco Trading
     Company                1,282                 150            1,259          1,566

   Transcisco Leasing
     Company                6,388               1,170            3,235          2,536

   Intercompany
     eliminations          (1,105)               (370)            - -            - -
   Consolidated
     revenues           $  34,579           $   7,221         $ 32,513       $ 31,833

 Income (loss) from
 continuing operations
 before reorganization
 items and extra-
 ordinary gain: (1)

     Transcisco Rail
       Services Company  $    452          $       40          $ 1,616        $ 1,896
     Transcisco Trading
       Company              1,234                  54              507            410
     Transcisco Leasing
       Company              1,427                  86               44            718
     Corporate
       Administration      (1,260)               (245)          (1,546)        (2,153)
     Interest expense,
       net (2)             (1,282)               (276)              53            751
                              571                (341)             674          1,622
 Reorganization items:
   Bankruptcy adminis-
   tration costs              - -                 - -           (2,386)        (2,613)
   Adjustment to
   estimated allowed
   claims                     - -                 - -           (1,700)           - -
 Equity earnings (loss)
   from affiliated
   companies, net of taxes    - -                 - -             - -          (3,641)
 Consolidated Income (loss)
   from continuing
   operations                 571                (341)          (3,412)        (4,632)
 Loss from discontinued
   operations                 - -                 - -              (23)          - -
 Gain (loss) on close-
   down and disposal
   of segment of business     - -                 - -              142         (4,146)
 Adjustment to estimated
   allowed claims             - -                 - -           (1,500)          - -
 Gain (loss) before
   extraordinary gain         571                (341)          (4,793)        (8,778)
 Extraordinary gain           - -                 - -           13,929           - -

 Consolidated net (loss)
   income                 $   571            $    (341)       $  9,136      $  (8,778)

 Identifiable assets:

   Transcisco Rail
     Services Company    $ 25,618            $ 24,709         $ 24,667      $  26,974
   Transcisco Trading
     Company                1,925               1,758            2,144          2,700
   Transcisco Leasing
     Company                2,812               1,573            1,174          1,906
   Administration          22,385              23,562           24,613         14,137
   Discontinued
     Operations              - -                 - -              - -           2,333
   Eliminations           (22,212)            (21,103)         (22,034)        (2,357)
                        $  30,528           $  30,499        $  30,564      $  45,693

 Depreciation and
   amortization:

   Transcisco Rail
     Services Company   $   1,122           $     266         $  1,039       $    972
   Transcisco Trading
     Company                    1                   1                1              1
   Transcisco Leasing
     Company                   26                   6               24             23
   Administration              37                  14               63             95
   Discontinued
     Operations              - -                  - -              - -            133
                      $     1,186           $     287        $   1,127       $  1,224

 Capital expenditures,
   net:

   Transcisco Rail
     Services Company   $     789           $     115        $     346      $     385
   Transcisco Trading
     Company                  - -                - -               - -              1
   Transcisco Leasing
     Company                   16                   2              - -             - -
   Administration              10                   3               (7)            - -
   Discontinued Operations     - -               - -               - -            879

                        $     815           $    120         $     339       $  1,265

   _________________________________
   (1)  Net of intercompany eliminations.
   (2)  Does not include approximately $3.1 and $3.2 million in contractual interest not accrued during 1993 and 1992, respectively, due to Chapter 11 proceedings.



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

TTC's proprietary Uni-Temp technology is a system of heat panels installed in tank cars to expedite unloading. The Company believes that this technology has substantial operating advantages over competing alter-natives. Among its principal applications is in tankcars hauling petroleum and petrochemicals in Russia. SFAT, a company 20% owned by TTC, utilizes the technology to enable customers faster delivery of petroleum products.

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

EMPLOYEES.

At March 31, 1995, the Company had 304 full -time and part-time employees. None of the employees are subject to collective bargaining arrangements. The Company believes employee relations are good and it has never experienced a work stoppage.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

At the Annual Meeting of Shareholders of the Company held on January 20, 1995, the shareholders of the Company elected George A. Tedesco and William E. Greenwood to serve as Class III directors. 6,427,136 votes were cast for the nominees and 900,952 votes were withheld. Following the meeting, the Board of Directors were comprised of George A. Tedesco, William
E. Greenwood, Ottokarl F. Finsterwalder, Walter E. Hoadley, Eugene M. Armstrong , and Steven L. Pease.

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

Market Prices for   4th   3rd   2nd   1st                    4th     3rd   2nd   1st      4th   3rd   2nd   1st
Common Stock:       Qtr.  Qtr.  Qtr.  Qtr.                    Qtr.   Qtr.  Qtr.  Qtr.     Qtr.  Qtr.  Qtr.  Qtr.

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

_______________________
(*)  Class A and B  Stock were converted share for share to Common Stock on
     August 11, 1993.


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

The authorized capital stock of the Company consists of 15,000,000 shares of Common Stock, $.01 par value and 1,000,000 shares of Preferred Stock, $.01 par value, (none of the preferred stock is currently outstanding as of March 31, 1995). A total of 5,609,961 shares of the Common Stock are currently issued and outstanding, which includes 478,726 treasury shares and 489,976 non-treasury shares issued into Escrow for the Class F Claimants. 750,000 shares of Common Stock are reserved for issuance under the Company' s Amended and Restated (1994) Employee Stock Option Plan (described in Item 11, Part F below). An additional 100,000 shares of Common Stock are reserved for issuance under the Company's Amended and Restated Directors' Stock Option
Plan (described in Item 11, Part G, below).    On March 30, 1995, the Board
of Directors adopted a Stock Purchase Plan pursuant to which the Company may grant rights to purchase shares of Common Stock of the Company to officers, consultants or employees of the Company. The Stock Purchase Plan is administered by the Compensation Committee of the Board of Directors, which determines the terms of each grant of Stock Purchase Rights.

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

Item 6.Selected Consolidated Financial Data.

[CAPTION]

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                (In thousands except ratio and per share amounts)

                           Fiscal Year      Three Month Period
                                Ended             Ended
                           March 31, 1995    March 31, 1994           Calendar Years Ended December 31
                                                                  1993       1992        1991       1990
Results of Operations:
Revenues                   $ 34,579          $  7,221             $ 32,513   $ 31,833     $ 29,715  $ 29,298
Income (loss) from
continuing operations
before reorganization items,
income tax, equity earnings
of affiliated companies,
and extraordinary gain          571              (341)                 674      1,622       (3,975)   (5,867)
(Loss) income from
 continuing operations          571              (341)              (3,412)    (4,632)      (6,301)     (106)
Discontinued operations,
 net of income tax               - -              - -               (1,381)    (4,146)     (16,518)   (1,943)
Net gain (loss) before
 extraordinary gain             571              (341)              (4,793)    (8,778)     (22,819)   (2,049)
Extraordinary gain              - -               - -               13,929       - -          - -       - -
Net income (loss)               571              (341)               9,136     (8,778)     (22,819)   (2,049)

Per common share:
  Primary
  Net (loss) income -
  continuing operations    $      0.11       $    (0.06)          $  (0.73)  $  (1.05)    $  (1.43) $  (0.02)
Net loss -
   discontinued operations       - -               - -               (0.29)     (0.94)       (3.75)    (0.44)
Extraordinary gain               - -               - -                2.97       - -           - -      - -

Primary-net (loss) income  $      0.11       $    (0.06)          $   1.95   $  (1.99)    $  (5.18)  $ (0.46)
Fully diluted-net (loss)
income                     $      0.11       $    (0.06)          $   1.95   $   (1.99)   $  (5.18)  $ (0.46)

Dividends - Class A               - -              - -                 - -         - -         - -       .30
  -  Class B                      - -              - -                 - -         - -         - -       .10
  -  Common                       - -              - -                 - -         - -         - -      - -

Financial Position:
  Current assets           $    11,471       $    8,993           $  8,919   $ 14,319     $ 18,002  $ 17,938
  Total assets                  30,528           30,499             30,564     45,693       54,170    72,266
Long-term debt                  15,210           17,998             18,683         36           72       124
Shareholders' equity (deficit)   3,235            2,649              2,916     (6,810)       1,968    24,788
Ratio of current assets
  to current liabilities          1.18             1.00               1.05        1.5          2.2        .4
Debt to equity ratio              5.27             7.24               6.71        - -         18.1      1.34



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

Transcisco Rail Services (TRS).

In 1995, TRS's revenues were $28,014,000, compared to revenues of $28,019,000 in 1993. Overall, TRS sales volume and prices did not change significantly in 1994 compared to 1993. Although 1995 revenues from general maintenance and repair were flat compared to 1993, revenues from retrofit and program work, which is performed on special groups of cars under pre-determined terms, increased 47% in 1995. At the same time, the volume of tankcar work declined in 1995 as a result of shippers' high demands for these cars. In 1995, TRS also earned no revenue from cost-per-mile customers since all cost-per-mile contracts expired in 1993 (cost-per-mile contracts allow customers to pay a flat fee for maintenance services based on mileage traveled by railcars covered by the contract).

TRS net income was $452,000 in 1995, compared to $1,552,000 in 1993. The large decline in net income was caused primarily by high material costs,
interest and overhead expenses.     Material costs increased to $9.4 million
in 1995 from $8.7 million in 1993 as a result of more material-intensive work arising from the change in business mix (described above) of increased retrofit and program work and reduced tankcar and cost-per-mile work. This increase in material costs caused direct costs to increase to $24.9 million in 1995 compared to $23.9 million in 1993.

Transcisco Trading Company (TTC).

Revenues from licensing and sales were $1,282,000 in 1995, compared with
revenues of $1,259,000 in 1993.   In fiscal 1995, the Company reduced
warranty reserves which it deemed no longer necessary based on expiration of warranty terms and absence of warranty claims. As a result, cost of sales were reduced to a credit balance of $74,000 in 1995 versus a debit balance of $441,000 in 1993. Consequently, gross margin on sales and net income improved considerably. Gross margin increased to $1.4 million in 1995 from $900,000 in 1993. TTC's 1995 net income was $1,234,000 compared with $460,000 in 1993.

Transcisco Leasing Company (TLC).

In 1995, TLC's revenue was $6,388,000 compared with $3,235,000 in 1993.
Revenues increased because of the significant growth in the size of the rail
fleet under management in fiscal year 1995 compared with 1993.   Also, higher
sales caused direct costs to increase to $3.9 million from $2.6 million in 1993. TLC's gross margin increased as well, both in terms of dollars and as a percentage of sales. Gross margin was $2.5 million in 1995 (38.7% of sales) versus $600,000 in 1993 (18.5% of sales). Gross margin improved because of the growth in TLC's fleet and because TLC performed a higher volume of specialty maintenance services which earn higher margins. Overall, the sales increase and improvement in margins helped push pre-tax income to $1,427,000 in 1995 from $44,000 in 1993.

Corporate.

Corporate overhead levels were reduced in fiscal year 1995, by about $286,000 (from $1,546,000 to $1,260,000), primarily due to lower staffing levels. Net interest expense was $1,282,000 in 1995, compared with net interest income of
$53,000 in 1993.   Two factors caused this large difference in interest
expense between 1995 and 1993. First, because of the bankruptcy proceedings, no interest expense was accrued on the unsecured debt of Transcisco Industries from January 1 through November 2, 1993. In contrast, for 1995 interest was accrued for the entire year on the Class F and Tax Claims. In addition, the PLMI note (in Item 1 above) was redeemed in October 1994, removing a significant source of interest income.

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

Accounts receivable and inventory at March 31, 1995 were 33% and 43% higher, respectively, than they were at December 31, 1993 (sales increased 6.4% during the same period). The increase in accounts receivable was a result of several factors. First, TRS's cost-per-mile business, in which all of its revenues were paid in advance on the first day of each month, had transpired and was replaced by conventional repair and maintenance services (for which credit terms are generally 30-45 days longer). Second, some customers delayed payment longer in 1995 compared to 1993 (the company does not expect this trend to continue). Third, Transcisco Leasing Company's revenues increased by $3 million during 1995, resulting in higher receivables at the end of the reporting period. The Company does not expect the increase in accounts receivable will materially affect its liquidity or cash resources.

The increase in inventory was due primarily to a large repair program which was terminated by the customer for internal reasons. TRS had obtained a large portion of this inventory prior to beginning work on the program. TRS has since been able to return this inventory or use it on other repair work. The Company does not believe the increase in inventory will materially affect its liquidity or cash resources.

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

A.Tax claims estimated at approximately $1,300,000 (applied against the previously established deferred tax liability) are to be paid in full over a six-year period including 7% interest.

B.The Company transferred 3,367,367 shares of PLM International ("PLMI") Common Stock and 60% of a $5,000,000 subordinated PLMI promissory note receivable to a court-appointed representative of the holders of the Company's senior subordinated notes ("Bondholders") in full satisfaction of their claims in the Chapter 11 case. The Company retained a 40% interest in the principal and interest paid by PLMI with respect to the foregoing note and the Bondholders were obligated to liquidate the Company's interest in the note by November 1998. (This 40% interest was subsequently retired and paid to the Class F Creditors in October 1994).

C.In connection with the Plan, the Company had previously settled litigation brought by Shirley B. Daniels against the Company, PLMI and other defendants. Pursuant to the settlement incorporated in the Plan, the Company is paying a total of $750,000 in full satisfaction of this claim over a ten quarter period ending November 3, 1995. As of March 31, 1995, $187,500 remained owning on the obligation.

D.In August 1993, in accordance with the Plan, the Company paid $1.5 million to National Railroad Passenger Corporation, AKA AMTRAK, in full satisfaction of AMTRAK's claim of $10,205,739.93. AMTRAK's claim was based upon the Company's alleged breach of a five-year operating and management agreement for AMTRAK to operate the Tours' cruise train.

E.Eighty percent (80%) of the claims of most remaining unsecured creditors (Class F in the Plan) plus monthly interest at prime plus 1 1/2%, are being paid over a seven-year period. The aggregate amount of unsecured claims remaining - - after the 20% reduction - - was $18,275,570. As part of the Plan of Reorganization, this indebtedness was, and is secured by all of the assets of the Company. The majority of the payments to the unsecured creditors are due in 1996-1999.

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

Name                       Age      Current Position with the Company
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

William F. Bryant was appointed to President of Transcisco Leasing Company in August, 1990. Since 1974, Mr. Bryant has held senior marketing positions with U.S. Leasing International, Brae Corporation , and PLM, Inc.

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


                     Summary Compensation Table


                                                    Long
                                                    Term
                                                   Compen-         All
Name and                      Annual Compensation  sation (1)     Other
Principal                     Salary    Bonus      Option s     Compensation
Position              Year      ($)       ($)          #             ($)

Steven L. Pease (2)   1995    75,521      - -        300,000         - -
  President & Chief   1993   172,082    85,313 (4)     - -           - -
  Executive Officer   1992     - -        - -          - -           - -
   Transcisco
   Industries, Inc.

William F. Bryant     1995   172,307   115,000         - -           - -
  President           1993   175,000     - -          60,000         - -
  Transcisco Leasing
    Company           1992   175,000    82,307         - -           - -

George A. Tedesco     1995   148,260     - -           - -           - -
  President           1993   150,577     - -          60,000         (3)
  Transcisco Trading
    Company           1992   146,014     - -           - -           - -

Brian J. Comstock     1995    87,235     - -           - -           - -
  Vice President,
    Sales & Marketing 1993    83,827    25,000         - -           - -
  Transcisco Rail
    Services Company  1992    68,858    18,000         - -           - -

Philip C. Kantz       1995   240,000     - -           - -           - -
Former President and
Chief Executive Officer
Transcisco Industries, Inc.

Paul G. Hayes         1995   102,896     - -           - -           - -
  Vice President,
   Engineering        1993   104,220    13,116         - -           - -
  Transcisco Rail
   Services Company   1992    98,325     5,000         - -           - -


________________________________
(1) The Company issued no Restrictive Stock and made no Long-Term Incentive Plan payouts during any of the years indicated in the table.
(2) Amounts paid to Deucalion Securities, an affiliate of Mr. Pease. Mr. Pease rejoined the Company on January 3, 1995.
(3) Mr. Tedesco is a Class F Claimant related to a deferred compensation plan terminated in the Company's Chapter 11 proceedings.
(4) Approximate market value of shares, at time of issue, granted by the Board of Directors in acknowledgment of Mr. Pease's work during the Company's Chapter 11.

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

2. Mr. Bryant, President of Transcisco Leasing Company ("TLC"), and the Company entered into an employment agreement on May 11, 1995. This agreement supersedes an agreement entered in to in 1993, which, in turn. superseded the original employment agreement with Mr. Bryant dated July 9, 1990. The term of the employment agreement is five years ending June 30, 2000. Pursuant to the employment agreement, Mr. Bryant's employment may be terminated for cause only. Mr. Bryant's base salary is set at $175,000 per annum and the Board of Directors of TLC may increase the base salary if it determines an adjustment is equitable and in the best interest of the Company. The employment agreement includes incentive compensation, allowing Mr. Bryant and the management employees of TLC to share in 10% of the pre-tax earnings (the "Bonus Pool") of Transcisco Leasing Company. The allocation of the Bonus Pool is as follows: for pre-tax profits up to $1,000,000 per fiscal year,
Mr. Bryant receives 100% of the Bonus Pool  ("Bonus Share Percentage").   In
the event pre-tax profits exceed $1,000,000 in a given fiscal year, Mr.
Bryant's Bonus Share Percentage declines to 6.5%.   The employment agreement
also includes customary healthcare and other benefits . In the event of a merger, acquisition, or change of control of TLC, the employment agreement is binding on the successor entity or the controlling person.

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

COMPENSATION PURSUANT TO PLANS

(D)Non-Qualified Deferred Compensation Plan

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


                Stock Option Grants in Last Fiscal Year


                       Individual Options
[CAPTION]

                   Number of     %  of Total                                 Potential Realizable
                   Securities    Options                                       Value at Assumed
                   Underlying    Granted to                                  Annual Rates of Stock
                   Options       Employees     Exercise                      Price Appreciation for
                   Granted (1)   in Fiscal     Price      Expiration             Option Term  (2)
Name                (#)            Year        ($/Share)    Date (2)           5%  ($)    10% ($)
Philip C. Kantz   300,000          100%        $ 1.1875    February 23, 2004  223,725     567,863
Steven L. Pease   300,000          100%        $ 1.4375    February 20, 2005  270,825     687,413

____________________
(1) Granted effective February 23, 1994 pursuant to the Company's stockholder-approved 1983 Management Non-Qualified Stock Option Plan. Such options vest over a 36-month period beginning on the effective date of grant.

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


                        Ten Year Option Repricing Table
[CAPTION]

                                                                                      Length of
                            Number of          Market                                 Original
                            Securities Un-    Price of      Exercise                  Option Term
                            derlying Options  Stock at      Price at       New        Remaining at
                            Repriced or       Time of       Time of        Exercise   Date of
Name               Date     Amended (#)       Repricing ($) Repricing ($)  Price ($)  Repricing


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

The following table sets forth the number of options on the Company's Common Stock granted under the Amended and Restated
Directors' Stock Option Plan since inception in January 1995:

           Name                 Number of Options
   ___________________          _________________
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

Item 12.Ownership of Certain Beneficial Owners and Management.

 (A)Security Ownership of Certain Beneficial Owners

As of March 31, 1995, the only persons known to be the beneficial owners of more than five (5%) of any class of the Company's outstanding capital stock are as follows:

                               Number of     Percent
Name                             Shares      of Total
________                       _________     ________

Mark C. Hungerford               752,452        14.6%
49 Ivy Drive
Ross, CA 94957 (1)

Bank of Bermuda                  298,154         5.8%
Republic of Bermuda   (2)

Mr. Riccardo Nunziati, et. al.   663,521        12.8%
3505 York Road
Oakbrook, Il 60521 (3)

______________________
(1) Shares listed exclude 298,154 shares held in trust for benefit of Mr. Hungerford's family member and 27,974 shares held by M. Hungerford's spouse, to which, in each case, Mr. Hungerford disclaims beneficial ownership.
Share figures were taken from Form 4 filed by Mr.
Hungerford on January 30, 1995. The Company's records indicate Mr. Hungerford could be the beneficial owner of fewer than 200,000 shares. The Company is attempting to reconcile share ownership figures with Mr. Hungerford.

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

                               Number of     Percent
Name and Address                 Shares      of Shares(1)
________________               _________     ___________


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

____________________________
(1)  Percent of shares outstanding at March 31, 1995 excluding
Treasury shares. The number of Shares outstanding net of Treasury Shares was 5,131,235 at March 31, 1995.

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


                    PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on From 8-K.

(a) The following documents are filed as a part of this Report:

(1)(i)  Transcisco Industries, Inc. Consolidated  Financial
Statements and Report of Independent Auditors: see the Index on page 46 of this Report.

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

*10.4 Employment Agreement between the Company and George A.
    Tedesco, incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1993.

*10.5 Form of Non-Qualified Deferred Executive Compensation
    Plan. Incorporated by reference to Company's filing of Form 10-K for December 31, 1989, filed with the Securities Exchange
    Commission.

*10.6 Profit Sharing and Tax Advantaged Savings Plan dated
     February 1, 1987, incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1988.

*10.7 Employment Agreement between TRS and Mr. Jahnke, dated
     April 13, 1995.

*10.8 Transcisco Industries, Inc. Directors' (1994) Stock Option
     Plan, incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities Exchange Commission.

*10.9 Employment Agreement as amended, dated May 1, 1995 between
     Mr. William F. Bryant and Transcisco Leasing Company, a
     Subsidiary of Company.

*10.10 Agreement between Deucalion Securities, Inc., and Steven L.
     Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

*10.11 Employment Agreement between the Company and Philip C.
     Kantz, dated as of February 23, 1994, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

21.1 List of Subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

23.1 Consent of Independent Auditors.

*Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of this report.

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

By:/s/ Steven L. Pease
Steven L. Pease, President and
Chief Executive Officer

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

Signature                            Title                       Date

/s/ Steven L. Pease                  President and               June 26, 1995
(Steven L. Pease)                    Chief Executive Officer

/s/ Eugene M. Armstrong              Chairman of the Board       June 26, 1995
(Eugene M. Armstrong)

/s/ Walter E. Hoadley                Director                    June 26, 1995
(Walter E. Hoadley)

/s/ Dr. Ottokarl F. Finsterwalder    Director                    June 26, 1995
(Dr. Ottokarl F. Finsterwalder)

/s/ George A. Tedesco                Director                    June 26, 1995
(George A. Tedesco)

/s/ William E. Greenwood             Director                    June 26, 1995
(William E. Greenwood)

                        TRANSCISCO INDUSTRIES, INC.
        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL
                           STATEMENT SCHEDULES

       (  Item 14 (a)     (1) and (2)  )


Description                                                 Page No.

Report of Independent Auditors.                             27

Consolidated Balance Sheets at March 31, 1995
 and December 31,1993.                                      29

Consolidated  Statements of Operations for year ended
 March 31, 1995, the three month period ended March 31,
 1994 , and the years ended December 31, 1993 and 1992.     30

Consolidated Statements of Shareholders' Equity for
 year ended March 31, 1995, the three month period
 ended March 31, 1994, and the years ended December 31,
 1993 and 1992.                                             31

Consolidated Statements of Cash Flow for year ended
 March 31, 1995, the three month period ended March 31,
 1994, and the years ended December 31, 1993, and 1992.     32

Notes to Consolidated Financial Statements                  34


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


ERNST & YOUNG LLP
/s/ Ernst & Young LLP
San Francisco, California
May 3, 1995



   Report of Independent Auditors of PLM International

The Board of Directors and Shareholders
PLM International, Inc.

We have audited the consolidated financial statements of PLM International, Inc. and subsidiaries as listed in the accompanying index to financial statements (Item 14 (a)) for the years ended December 31, 1992, 1991, and 1990. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules for the years ended December 31, 1992, 1991, and 1990, as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of PLM International, Inc. and subsidiaries as of December 31, 1992 and 1991, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1992, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

KPMG Peat Marwick
/s/ KPMG Peat Marwick
San Francisco, California
March 22, 1993


                                TRANSCISCO INDUSTRIES, INC.
                               CONSOLIDATED BALANCE SHEETS
                            (In thousands, except share data)

                                              March 31, 1995  December 31, 1993
                                              ______________  _________________
 ASSETS
 Current Assets:
 Cash and cash equivalents                        $    1,371       $   1,103
 Restricted cash                                        -                124
 Receivables                                           6,221           4,671
 Inventories                                           3,460           2,423
 Other current assets                                    419             598
                                                    ________         _______
    Total current assets                              11,471           8,919

 Property and equipment, net                          17,561          18,099
 Subordinated note receivable from PLMI
    International, Inc.                                 - -            2,000
 Other                                                 1,496           1,546
                                                    ________         _______
                                                   $  30,528       $  30,564

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Current liabilities:
  Accounts payable                                 $   2,744       $   4,443
  Accrued compensation and benefits                    1,202             971
  Deferred maintenance liability                         - -              15
  Other current liabilities                            2,191           2,171
  Borrowings under bank line of credit                 1,722            - -
  Current portion of long-term debt                    1,870             879
                                                    ________         _______
   Total current liabilities                           9,729           8,479

  Long-term debt                                      15,210          18,683
  Other long-term liabilities                          1,246             418
  Deferred maintenance liability                       1,108              68

 Commitments and contingencies

 Shareholders' Equity:
  Preferred Stock, no par value, 1,000,000 shares
   authorized, none issued                                --              --
  Common Stock $.01 par value 15,000,000 shares
   authorized, issued and outstanding, 5,609,961
   shares in 1995, and 5,513,486 shares in 1993           51              50
  Paid-in capital in excess of par                    17,022          16,934
  Accumulated deficit                                (10,844)        (11,074)
  Less cost of Common shares in
   Treasury; 478,726 in 1995 and 1993                 (2,994)         (2,994)
                                                    ________         _______
    Total Shareholders' Equity                         3,235           2,916
                                                    ________         _______
                                                   $  30,528       $  30,564

            See accompanying notes.

                                    TRANSCISCO INDUSTRIES, INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS
                          (In thousands, except share and per share data)

                                                Fiscal Year Ended  Three Month Period  Years Ended December 31,
                                                  Mar. 31, 1995    Ended Mar.31, 1994     1993         1992
                                                _________________  __________________    ______       ______
Revenues (primarily maintenance and
 retrofits)                                     $ 34,579           $  7,221              $ 32,513     $ 31,833

Costs and expenses:
 Operations and support                           27,717              6,087                26,989       25,590
 General and administrative                        4,792              1,153                 4,903        5,531
 Interest income                                    (189)               (78)                 (383)        (970)
 Interest expense (contractual interest
  - $2,537 and $2,597 in 1993 and 1992)            1,688                400                   330           60
                                                _________          ________              _________    ________

Total costs and expenses                          34,008              7,562                31,839       30,211

Income (loss) from continuing operations, before
 reorganization items, equity in  (losses)
 of affiliated companies and extraordinary gain      571               (341)                  674        1,622
 Reorganization items:
 Bankruptcy administrative costs                      --                 --                 2,386        2,613
 Adjustment to estimated allowed claims               --                 --                 1,700           --
                                                _________          ________              _________    ________
                                                     571              (341)               (3,412)        (991)
Equity in (losses) of affiliated
companies, net of income taxes                        --                 --                    --       (3,641)
                                                _________          ________              _________    ________

Income (loss) from continuing operations             571               (341)               (3,412)      (4,632)

Discontinued operations:
 Loss from discontinued operations                    --                 --                   (23)          --
 Gain (loss) on close-down and disposal
  of business segment                                  --                --                   142       (4,146)
 Adjustment to estimated allowed claims                --                --                (1,500)          --
                                                _________          ________              _________    ________
Loss from discontinued operations                      --                --                (1,381)      (4,146)
                                                _________          ________              _________    ________
Income (loss) before extraordinary gain                571             (341)               (4,793)      (8,778)
Extraordinary gain - extinguishment of debt            --                --                13,929         --
                                                _________          ________              _________    ________
Net income (loss)                                $    571       $     (341)           $     9,136    $  (8,778)
                                                _________          ________              _________    ________

Per share amounts:
  Continuing operations                          $   0.11       $     (0.06)          $     (0.73)   $   (1.05)
  Discontinued operations                              --                --                 (0.29)       (0.94)
  Extraordinary gain                                   --                --                  2.97          --
                                                _________          ________              _________    ________
                                                $   0.11       $     (0.06)           $      1.95    $   (1.99)

Weighted average number of shares              5,283,926         5,422,935              4,689,530    4,410,181



            See accompanying notes.



                          TRANSCISCO INDUSTRIES, INC.
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Fiscal Year Ended March 31, 1995, Three Month Period Ended March 31, 1994
                  and Years Ended December 31, 1993, and 1992
                                (in thousands)

                                                                    Total Share-
                                                                      holders'
                              Common Stock   Retained                  Equity
                              and Paid-in    Earnings/                 (Net
                               Capital in   (Accumulated Treasury     Capital
                              Excess of Par  Deficit)     Shares     Deficiency)
                            _____________  ____________  ________   ___________

Balance at December 31, 1991  $ 16,394      $ (11,432)  $ (2,994)      $ 1,968

Net loss                           - -         (8,778)       - -        (8,778)
                               _______       ________    _______        ______

Balance at December 31, 1992    16,394        (20,210)    (2,994)       (6,810)


Net income                         - -          9,136        - -         9,136
Issuance of common stock           590            - -        - -           590
                               _______       ________    _______        ______

Balance at December 31, 1993    16,984        (11,074)    (2,994)        2,916

Net loss                           - -           (341)       - -          (341)
Issuance of common  stock           74            - -        - -            74

Balance at March 31, 1994       17,058        (11,415)    (2,994)        2,649

Net income                         - -            571        - -           571
Issuance of common stock            15            - -        - -            15

Balance at March 31, 1995      $17,073      $ (10,844)  $ (2,994)       $3,235



                                           TRANSCISCO INDUSTRIES, INC.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (In thousands)

                                                Fiscal Year Ended  Three Month Period   Years Ended December 31,
                                                  Mar. 31, 1995    Ended Mar. 31, 1994     1993         1992
                                                _________________  __________________    ______       ______
Cash flows from operating activities:
 Income (loss) from continuing operations
  before extraordinary gain                     $     571          $     (341)           $  (3,412)   $ (4,632)
 Adjustments to reconcile loss to net cash
  (used in) provided by continuing operations:
 Equity in losses (earnings) of affiliated
  companies                                            --                   --                  --       3,641
 Reorganization items not requiring cash               --                  130               1,332         750
 Depreciation and amortization                      1,186                  287               1,127       1,091
 Compensation from common stock issuance               15                   74                  67          --
 Changes in operating assets and liabilities:
 Accounts receivable                                 (870)                (680)              1,909      (2,099)
 Inventories                                       (1,059)                  22                 414        (354)
 Other current assets                                  97                   82                 409        (267)
 Other assets                                          78                  (28)                 55         448
 Accounts payable                                    (895)                (804)                546       1,298
 Accrued compensation and benefits                    370                 (139)               (348)        (27)
 Deferred maintenance liability                     1,042                  (17)               (520)       (482)
 Other current liabilities                           (596)                 616                (434)        170
 Other long-term liabilities                          428                   --                (299)       (383)
 Liabilities subject to compromise                     --                   --                  --        (257)
                                                _________          ___________           _________    ________
Net cash (used in) provided by
continuing operations                           $     367          $      (798)          $     846    $ (1,103)
                                                _________          ___________           _________    ________

Loss from discontinued operations                      --                   --              (1,381)     (4,146)
 Adjustments to reconcile loss to
 net cash used in discontinued operations:
 Depreciation and amortization                         --                   --                  --         133
 Accrual for loss on disposal of
  business segment                                     --                   --                (150)      3,455
 Liabilities subject to compromise                     --                   --                (658)       (118)
 Other, net                                            --                   --                (586)        309
                                                _________          ___________           _________    ________
   Net cash used in discontinued operations            --                   --              (2,775)       (367)
                                                _________          ___________           _________    ________
   Net cash used in operating activities               --                   --              (1,929)     (1,470)
                                                _________          ___________           _________    ________

Cash flows from investing activities:
 Capital expenditures, net                           (815)                (120)               (339)       (386)
 Restricted cash                                      - -                  124                 123        (247)
 Discontinued operations:
  Capital expenditures, net                            --                   --                  --          --
  Disposal of equipment                                --                   --               1,580         857
  Restricted cash                                      --                   --                 600        (600)
                                                _________          ___________           _________    ________
    Net cash provided by (used in)
    investing activities                         $   (815)          $        4           $   1,964    $   (376)
                                                _________          ___________           _________    ________

Cash flows from financing activities:

  Payments of long-term debt                    $  (2,452)          $     (109)          $    (386)   $   (118)
  Redemption of note receivable                     2,000                   --                  --          --
  Increase in long-term debts                         341                   --                  --          --
  Short-term borrowings                             1,205                  525                  --          --
                                                _________          ___________           _________    ________
    Net cash (used in) provided by
     financing activities                           1,094                  416                (386)       (118)
                                                _________          ___________           _________    ________
Net increase (decrease) in cash
 and cash equivalents                                 646                 (378)               (351)     (1,964)
                                                _________          ___________           _________    ________
Cash and cash equivalents at
 beginning of year                                    725                1,103               1,454       3,418
                                                _________          ___________           _________    ________
Cash and cash equivalents at
 end of year                                   $    1,371           $      725           $   1,103   $   1,454

            See accompanying notes.

          TRANSCISCO INDUSTRIES, INC.
   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 -CHAPTER 11 REORGANIZATION PROCEEDINGS.

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

1.Tax claims of approximately $1,300,000 (applied against the previously established deferred tax liability) are payable in full over a six-year period including 7% interest.

2.The Company transferred 3,367,367 shares of PLM International ("PLMI") Common Stock and 60% of a $5,000,000 subordinated PLMI promissory note receivable to a court-appointed representative of the holders of the Company's senior subordinated notes ("Bondholders") in full satisfaction of the Bondholders' claims in the Chapter 11 case. The Company retained a 40% interest in the principal and interest paid by PLMI with respect to the foregoing $5 million note. That 40% interest was redeemed by PLMI in October 1994, and the proceeds were paid to the Class F Creditors.

3. In connection with the Plan, the Company had previously settled litigation brought by Shirley B. Daniels against the Company, PLMI and other defendants. Pursuant to the settlement in the Plan, the Company is paying $750,000 in full satisfaction over a ten quarter period ending December 31, 1995.

4.In August 1993, in accordance with the Plan, the Company paid $1.5 million in cash to AMTRAK in full satisfaction of its claim
of $10,206,000.    AMTRAK's claim was based upon the Company's
alleged breach of a five-year operating and management agreement with AMTRAK to operate the Transcisco Tours' cruise train.

5.Eighty percent (80%) of the claims of most remaining unsecured creditors (Class F in the Plan) plus monthly interest at prime plus 1 1/2%, will be paid over a seven year period ending in December 31, 1999. The aggregate amount of unsecured claims allowed, after the 20% reduction, is approximately $18,270,570 since reduced, as of March 31, 1995, to $13,802,562 (excluding
accrued but unpaid interest).   As part of the Plan of
Reorganization, this indebtedness is secured by all of the assets
the Company.   The majority of the payments to the unsecured
creditors is due in 1996-1999.

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

6.Upon the filing of the amended Certificate of Incorporation on August 11, 1993, each share of the Class A Common Stock (par value $0.01 per share), of the Company and each share of the Class B Common Stock, (par value $0.01 per share), of the Company, then issued and outstanding immediately prior thereto was canceled and changed into one share of the Common Stock, (par value $0.01 per share), of the Company.

   In connection with the Company's emergence from bankruptcy, the Company recognized a $13,929,000 extraordinary gain in the third quarter of 1993. The gain on early extinguishment of debt is summarized as follows:

  Extinguished of subordinated debentures          $  7,391,000
  20% reduction unsecured creditor claims,
   less value of 10% of the Company's Common
   Stock issued ($523,000)                            2,232,000
  Transcisco Tours unsecured debt                     4,306,000
                                                      _________
                                                    $13,929,000


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



                            TRANSCISCO INDUSTRIES, INC.
                                        and
                               TRANSCISCO TOURS, INC.
                     COMBINED CONDENSED STATEMENT OF OPERATIONS
                                   (in thousands)

                                                      Year Ended December 31,
                                                               1992
                                                      _______________________

General and administrative expenses                           $   2,253
Interest expense (contractual interest - $3,202)                      7
Interest income                                                    (782)
Other income                                                       (100)
                                                                 ______

Loss from continuing operations before reorganization
 costs, income taxes and equity earnings                         (1,378)
Reorganization costs                                              2,613
                                                                 ______
                                                                 (3,991)
Income tax benefits                                                  --
                                                                 ______
                                                                 (3,991)

Equity earnings of affiliated companies, net of tax              (3,641)
Loss on write-down of investment in
 affiliated companies, net of income tax benefit                     --
Equity in earnings of subsidiaries - continuing operations        3,000
                                                                 ______
Loss from continuing operations                                  (4,632)

Discontinued operations:
 Loss from discontinued operations                                  --
 Loss from close-down and disposal of business segment          (3,571)
 Equity in losses of discontinued subsidiary                      (575)
                                                                 ______
Loss from discontinued operations                               (4,146)
                                                                 ______
Net loss                                                    $   (8,778)



       TRANSCISCO INDUSTRIES, INC. and TRANSCISCO TOURS, INC.
           COMBINED CONDENSED STATEMENT OF CASH FLOWS
                         (in thousands)
                                                       Year Ended December 31,
                                                               1992
                                                      ______________________
   Cash flow from operating activities:
    Loss from continuing operations                                 $(4,632)
   Adjustments to reconcile loss to net
    cash used in continuing operations:
     Equity earnings of affiliated companies                          3,641
     Equity in earning of subsidiaries - continuing operations       (3,000)
     Reorganization costs                                               750
     Depreciation and amortization                                       94
     Decrease in operating assets:
      Accounts receivable                                               248
      Other current assets                                               18
      Other long-term assets                                            428
     Increase(decrease) in operating liabilities:
      Accounts payable                                                  714
      Accrued compensation and benefits                                 (91)
      Other current liabilities                                         (95)
      Other long-term liabilities                                      (293)
      Liabilities subject to compromise                                (257)
                                                                    ________
    Net cash(used in) continuing operations                          (2,475)
                                                                    ________

    Loss from discontinued operations                                (4,146)
    Adjustment to reconcile loss from discontinued
     operations to cash used in discontinued operations:
     Equity in losses of discontinued subsidiaries                      575
     Depreciation and amortization                                      133
     Accrual for loss on disposa                                     l3,187
     Liabilities subject to compromise                                 (118)
     Other, net                                                         268
                                                                    ________
      Net cash used by discontinued operations                          (101)
                                                                    ________
        Net cash used in operating activities                         (2,576)
                                                                    ________

   Cash provided by(used in) investing activities:
    Restricted cash                                                     (600)
    Disposal of equipment - discontinued operations                      811
                                                                    ________
      Net cash provided by investing activities                          211
                                                                    ________

   Cash provided by financing activities:
   Net decrease in investment in and
   accounts receivable from wholly owned subsidiaries                    344
                                                                    ________
   Net cash provided by financing activities                             344
                                                                    ________

   Net decrease in cash and cash  equivalents                         (2,021)
   Cash and cash equivalents at beginning of year                      2,137
                                                                    ________
   Cash and cash equivalents at end of year$                             116
                                                                    ________


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

Restricted Cash

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

Statements of Cash Flows.

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the year ended March 31, 1995; the three month ended March 31, 1994; and the years ended December 31, 1993 and 1992, interest of $906,000, $106,000, $135,000, and $61,000 was paid.
During fiscal 1995, the three month period ended March 31, 1994, and calendar years 1993 and 1992, the Company paid $51,000, $17,000, $36,000, and $71,000 in income taxes related to various state filings.

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

The Company has a 20% interest in SovFinAmTrans ("SFAT"), which the Company believes is the largest privately owned railcar transportation company in Russia. SFAT was founded in mid-
1989. Management decided effective June 30, 1991 to discontinue recording equity earnings on the investment in SovFinAmTrans. The Company has accounted for its investment in SFAT using the cost method of accounting for the period 1991 through fiscal 1995. This decision is based on the Company's determination that, during this time period, it could not exert significant influence over SFAT's operations. This decision was based upon several factors, including the fact that the two Russian government ministries held a consolidated interest in SFAT of 65%. While the joint venture continues to be profitable and does not appear to be materially affected by any adverse changes in Russia, management believes this policy is prudent and consistent with the reporting of other U.S. companies with investments in Russia. Dividends received from SFAT in fiscal 1995, the three month period ended March 31, 1994, and calendar years 1993 and 1992 were $51,000, $0, $51,000, and $43,000, respectively. The Company's investment in SFAT was $1.42 million at March 31, 1995 and December 31, 1993. The investment is classified under "other assets" in the non-current assets section of the balance sheet.

Discontinued Operations.

Losses from discontinued operations and provisions for disposal of segments of the Company 's business reflect management's decision to close-down and dispose of its luxury "cruise train" and dinner train enterprises effective April 29, 1991, and December 31, 1991, respectively. See Note 12 for further discussion of discontinued operations.

Revenue Recognition.

The Company recognizes revenue from repair and maintenance services in the period in which such services are performed. Performance of services is deemed to have occurred when a railcar's repairs have been completed and the railcar has been shipped. For maintenance fees earned under long term contracts, revenues are recognized in the period in which services are
performed pursuant to said agreements.   For railcar leases, the
Company recognizes revenues over the length of the leases in amounts reflecting contractual lease payments due from lessees.

Note 3 -  PROPERTY AND EQUIPMENT.

Property and equipment at March 31, 1995 and December 31, 1993 were as follows (in thousands):

                                        1995      1993
                                       _____     _____

Land                               $   1,078  $  1,071
Building and improvements              8,852     8,818
Rolling stock                            682       641
Equipment and track                   13,863    13,156
Other                                  1,044     1,078
                                    ________   _______
                                   $  25,519  $ 24,764
Less: Accumulated depreciation        (7,958)   (6,665)
                                    ________   _______
                                   $  17,561  $ 18,099


Note 4 -SUBORDINATED NOTE RECEIVABLE FROM PLMI AND OTHER PLMI
        RELATED TRANSACTIONS.
       (see Note 9)

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

Note 5 -INCOME TAXES.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

Deferred tax liability:                     March 31, 1995   December 31, 1993
 Non-current:
  Book basis of fixed assets
   in excess of tax basis                    $     (5,162)      $     (1,739)
  Other - net                                          --               (562)
                                                   ______            _______

Total deferred tax liability                       (5,162)            (2,301)

Deferred tax asset:
 Current
  Difference in reporting bad debt expense and
  other current assets and liabilities for tax
  purposes                                            624              1,026
 Non-current:
  Net operating losses carryforwards               11,190              3,828
  Accrued interest                                    556                244
  Other -net                                          682                 38
                                                   ______            _______
 Total deferred tax asset                          13,052              5,136

Net deferred tax asset                              7,890              2,835
Valuation allowance                                (7,890)            (2,835)
 Net deferred tax liability                  $         --       $         --

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

A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate is reflected in the statement operations:

                          Fiscal Year       Three Month
                             Ended          Period Ended     Year Ended
                          March 31, 1995    March 31, 1994  December 31, 1993

Federal statutory rate       34%                  34%            34%
State rate, net of federal
  benefit                     7                    7              7
Benefit from carryforward
  of net operating losses   (41)                 (41)           (41)
                           __________          _________      ________
Effective income tax rates   - -                 - -             - -
                           ==========          =========      ========

           Though there is no provision for taxes, the balance sheets at the years ended December 31, 1993 and March 31, 1995 reflect liabilities for tax claims. The tax claims are the result of unresolved tax authority audits pertaining to the years 1985 through 1989. The potential liability for the tax claims was approximately $660,000 at both December 31, 1993 and March 31, 1995.

     Tax Account Balances Related to Tax Claims:

                                  March 31, 1995     December 31, 1993

     Long term debt               $  1,914,000       $1,911,000
     Other long term liabilities       321,000          321,000
                                  ------------       -----------
     Total liability related to
       tax claims                 $  2,235,000       $2,232,000
                                  ============       ==========

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


     NOTE 6 -BANK BORROWINGS AND LONG-TERM DEBT (IN THOUSANDS).

                                         March 31, 1995     December 31, 1993

  Secured revolving credit agreement     $   1,722          $   - -

  Other long-term debt at rates from 7.8%
    to 11.5% payable monthly, quarterly
    or semi-annually, unsecured and
    secured by certain property and
    equipment, due 1994 to 2000.               458              466

  Restructured Debt                         16,622           19,096
                                         ----------         --------
                                            17,080           19,562

  Less current portion                      (1,870)            (879)
                                         ----------         --------
                                         $  15,210          $ 18,683
                                         =========          ========

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

           After the emergence from Chapter 11, the claims by creditors which now comprise Restructured Debt, are as follows (in thousands):

                                      March 31, 1995        December 31, 1993

     Daniels class claims              $    188              $    500
     Class F claims                      14,520                17,296
     Estimated tax claims                 1,914                 1,300
                                       --------              --------
                                         16,622                19,096

     Less current portion                (1,758)                 (413)
                                       ---------             ---------
                                       $ 14,864              $ 18,683
                                       ========              =========


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


     Note 8 - COMMITMENTS AND CONTINGENCIES.

           LEASING ARRANGEMENTS

           Various production and office facilities and equipment are leased under operating leases ranging from one to ten years, with options to renew at various times. In addition, certain rolling stock is leased on a long - term basis. Rental expenses for operating leases with non-cancelable terms in excess of one year are: $2,632,000 in 1996; $2,549,000 in 1997; $2,364,000 in 1998;
     $2,173,000 in 1999, and $1,769,000 in 2000 and beyond.

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

            As part of the Daniels' settlement, the Great American Insurance Company ("Great American") made a payment to the Daniels claimants in the approximate amount of $2.65 million, with a reservation of rights to be reimbursed by Mark C. Hungerford, (Transcisco's Chief Executive Officer at the time of the Daniels' lawsuit). A federal court had earlier ruled that Great American had the obligation to provide coverage to Hungerford, but Great American appealed that ruling to the Ninth Circuit Court of Appeals, who subsequently decided that the matter is not for the federal courts to decide. Great American has not responded to the Ninth Circuit Court of Appeals ' decision. In the event that Great American files an action in the State Courts and is successful in a lawsuit, against Mr. Hungerford, it may seek reimbursement from Mr. Hungerford (an individual defendant in the Daniels' action). This may result in an indemnification claim against the Company by Mr. Hungerford (as a Class F Claim - payable at 80% of the amount paid by Mr. Hungerford to Great American).

     Note 9 -   SHAREHOLDERS' EQUITY.

           Common Stock

           The Company had two classes of Common Stock -- Class A and Class B -- which were traded on the American Stock Exchange. During 1992 and 1991, 10,300 and 99,426 shares of the Company's Class B Common Stock were converted into Class A Common Stock, respectively. On August 11, 1993, the Company filed an Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware. Upon the effectiveness of the Amended and Restated Certificate of Incorporation the then outstanding 3,188,369 shares of Class A Common Stock and 1,358,960 shares of Class B Common Stock were converted into one form of stock designated Common Stock. The Amended and Restated Certificate of Incorporation was filed by order of the Bankruptcy Court pursuant to the Plan.

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

           Activity under these stock option plans for the year ended March 31, 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993  was as follows:

                                             Shares Under  Option Price
                                                Option       Per Share

     Outstanding, December 31, 1992            194,150     $  3.00 to $3.75
     Granted                                   399,650     $  0.50 to $0.81
     Cancellations                            (200,800)    $  0.50 to $3.75
                                              ---------
     Outstanding, December 31, 1993            393,000
     Granted                                   310,000     $         1.1875
     Exercised                                  (6,600)               $0.50
     Cancellations                             (21,500)    $  0.50 to $0.81
                                              ---------
     Outstanding March 31, 1994                674,900
     Granted                                   353,500     $1.1875 to $1.50
     Exercised                                 (29,875)    $ .50 to $1.1875
     Cancellations                            (318,792)    $ .50 to $1.1875
                                              ---------
     Outstanding, March 31, 1995               679,733
                                              =========


     NOTE 10 - REORGANIZATION EXPENSES.

             Reorganization Expenses included in the Consolidated Statement of Operations consist of professional fees of $2,386,000 and $1,863,000 and litigation of $0 and $750,000, respectively, for the years ended December 31, 1993 and 1992.

     Note 11 - INVESTMENT IN PLM INTERNATIONAL, INC.

             Summary financial information from the audited financial statements of PLMI is as follows (in thousands):

                                                  YEAR ENDED DECEMBER 31, 1992

       Total revenues                                   $ 71,108
       Total costs, expenses and taxes                   (89,339)
       Preferred dividends                                (7,040)
                                                       ----------
       Net loss attributable to common shareholders     $(25,271)
                                                       ==========

       Transcisco Industries, Inc. equity earnings
         in PLMI, net of income taxes                   $ (3,641)
                                                        =========

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


    10.7   Employment Agreement between TRS and Mr. Jahnke, dated
           April 13, 1995.

    10.8   Transcisco Industries, Inc. Directors' (1994) Stock
           Option Plan.                                               *

    10.9 Employment Agreement as amended, dated May 1, 1995 between Mr. William F. Bryant and Transcisco Leasing
           Company, a Subsidiary of Company.

   10.10   Agreement between Deucalion Securities, Inc., and
           Steven L. Pease and the Company dated January 3, 1995.

   10.11   Employment Agreement between the Company and
           Philip C. Kantz, dated as of February 23, 1994.            *

   21.1    List of Subsidiaries of the Company.                       *

   23.1    Consent of Independent Auditors.

   27      Financial Data Schedule


*  incorporated by reference