Form 10-Q
period 1995-09-30
TRANSCISCO INDUSTRIES INC
filed 1995-11-14
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

                                                   Commission file number 1-9051

                           TRANSCISCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)



             Delaware                                    94-2989345
---------------------------------------     ------------------------------------
    (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   601 California Street, Suite 1301
            San Francisco, CA                               94108
---------------------------------------     ------------------------------------
(Address of principal executive offices)                  (Zip Code)


             (415) 477-9700
---------------------------------------
    (Registrant's Telephone Number,
          including area code)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES  X  NO
                                        ---    ---

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                    YES  X  NO
                                        ---    ---
Indicate the number of common shares outstanding, as of the latest practicable date.

                Class                       Outstanding at November 14, 1995
---------------------------------------     ------------------------------------
     Common Stock, $.01 par value           5,222,537   (excludes 794,390 shares
                                            ---------
                                            held in Treasury)

                          PART I - FINANCIAL STATEMENTS
ITEM 1.                    TRANSCISCO INDUSTRIES, INC.
FINANCIAL STATEMENTS       CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                       September 30     March 31
                                                           1995           1995
                                                        (Unaudited)      (Note)
                                                       ------------     --------
Assets
Current Assets:
    Cash and cash equivalents                             $   809       $ 1,371
    Receivables - trade                                     7,533         6,221
    Inventories                                             3,323         3,460
    Other current assets                                      516           419
                                                          -------       -------
          Total current assets                             12,181        11,471

Property and equipment, net
          of accumulated depreciation                      17,620        17,561
Investment in SFAT and other assets                         1,716         1,496
                                                          -------       -------
                                                          $31,517       $30,528
                                                          =======       =======
Liabilities and Shareholders' Equity
Current Liabilities:
    Accounts payable                                      $ 4,996       $ 2,744
    Accrued compensation and benefits                       1,198         1,202
    Short-term borrowing                                       --         1,730
    Other current liabilities                               2,121         3,041
    Current portion of long-term debt                         309         1,451
                                                          -------       -------
          Total current liabilities                         8,624        10,168

    Senior secured debt                                     3,504            --
    Subordinated debt                                       3,000            --
    Other long-term liabilities                             2,825         2,613
    Deferred maintenance liability                          2,476         1,108
    Long-term debt                                             --        11,822
    Interest payable                                          218         1,261
    Deferred income tax                                       321           321

Shareholders' equity:
    Common Stock $.01 par value
          15,000,000 shares authorized,
          issued and outstanding, 5,222,537 in
          1995  and 5,120,870  in 1994                         52            51
    Paid-in capital in excess of par                       17,714        17,022
    Accumulated deficit                                    (3,703)      (10,844)
    Less cost of Common Shares in Treasury:
          794,390 in 1995, and 478,726 in 1994             (3,514)       (2,994)
                                                          -------       -------
          Total shareholders' equity                       10,549         3,235
                                                          -------       -------
                                                          $31,517       $30,528
                                                          =======       =======


Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balance sheet accounts have been reclassified to conform to the presentation as of September 30, 1995. Please refer to the Company's annual report on form 10-K.


                       See notes to financial statements.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
                                   (UNAUDITED)


                                 Six Months Ended Sept. 30     Three Months Ended Sept. 30
                                     1995          1994             1995         1994
                                    ------        ------           ------       ------

Revenues:  (primarily
      maintenance and repairs)    $   20,925    $   16,874      $   10,090    $    8,706
                                  ----------    ----------      ----------    ----------


Costs and expenses:
      Operations and support          16,414        13,793           8,014         7,097
      Selling, general and
         administrative costs          2,800         2,392           1,299         1,256
      Interest income                    (39)         (153)             (6)          (77)
      Interest expense                   622           789             164           375
      Other income                       (23)          (72)            (40)          (51)
                                  ----------    ----------      ----------    ----------
                                      19,774        16,749           9,431         8,600
Income from operations
      before tax and extra-
      ordinary item                    1,151           125             659           106

Provision for income taxes                68            --              68            --
                                  ----------    ----------      ----------    ----------

Income from operations
      before extraordinary item        1,083           125             591           106

Extraordinary item -
      gain on refinancing
      of debt                          6,058            --           6,058            --
                                  ----------    ----------      ----------    ----------

Net income                        $    7,141    $      125      $    6,649    $      106
                                  ==========    ==========      ==========    ==========

Per share amounts:
      Income from operations      $     0.19    $     0.02      $     0.10    $     0.02
      Extraordinary item                1.05    $       --      $     1.01    $       --
                                  ----------    ----------      ----------    ----------

      Net income                  $     1.24    $     0.02      $     1.11    $     0.02
                                  ==========    ==========      ==========    ==========

Shares used in calculations        5,742,647     5,299,662       5,982,810     5,298,349



                            See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                        SIX MONTHS ENDED SEPTEMBER 30
                                                               1995       1994
                                                               ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                              $ 7,141    $   125
     Adjustments to reconcile net income to net cash
        provided by (used in) operating activities:
           Extraordinary item -- gain on refinancing
              of debt                                         (6,058)        --
           Interest payable                                      208        468
           Depreciation and amortization                         600        587
           Common stock issued for services                      415         10
           Changes in operating assets and liabilities:
              Accounts receivable                             (1,312)    (1,623)
              Inventories                                        137       (839)
              Other current assets                               (97)       154
              Other assets                                      (190)        66
              Accounts payable                                 2,252        434
              Accrued compensation and benefits                   (4)        96
              Deferred maintenance liability                   1,368        571
              Other current liabilities                         (920)      (184)
              Other long-term liabilities                        212         --
                                                             -------    -------
                  Net cash provided by (used in)
                    operating activities                       3,752       (135)
                                                             -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
              Capital expenditures, net                         (659)      (434)
                                                             -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on Class F and other senior debt                (8,536)      (184)
     Borrowing under senior secured and
              subordinated debt                                6,611         --
     Short term borrowing (repayment)                         (1,730)     1,063
                                                             -------    -------
              Net cash provided by (used in)
                  financing activities                        (3,655)       879
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents            (562)       310

Cash and cash equivalents at beginning of period               1,371        725
                                                             -------    -------

Cash and cash equivalents at the end of period               $   809    $ 1,035
                                                             =======    =======



                             See accompanying notes.

                           TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                               SEPTEMBER 30, 1995

1)       BASIS FOR PRESENTATION:

The accompanying unaudited financial statements have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for
complete  financial  statements.   In  the  opinion  of  management,   all
adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the six month period ended September 30, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

2)       REFINANCING:

On August 1, 1995, Transcisco Industries, Inc. (the "Company") refinanced substantially all of its long-term debt. Financing for the transaction was provided by Transamerica Business Credit Corporation, ("Transamerica") and Furman Selz Investments, Inc. ("Furman Selz"). Transamerica provided a $10 million asset-based credit facility, while Furman Selz purchased a $3 million subordinated note (Furman Selz also purchased 1 million warrants to acquire 1 million shares of the Company's common stock at $1.50 per share). The proceeds from these loans and approximately $3 million of the Company's available cash were used to repurchase approximately $15 million of the Company's Class F debt (including accrued interest) for a cash payment of $8.4 million and other consideration, resulting in an approximate $6 million extraordinary gain. The Company also used $1.7 million of proceeds from the refinancing to retire all of its short-term revolving line of credit held by Congress Financial Corporation.

In accordance with its plan of reorganization, on closing the refinancing, 304,822 shares of common stock were returned to the Company, which were held in escrow for the benefit of the previous holders of long-term debt.

3)       BANK DEBT AND LONG TERM LIABILITIES:

         (a) Senior Secured Debt:

         Senior Secured Debt at September 30, 1995 consists of the following:

         SENIOR TERM LOAN. Pursuant to a term loan with Transamerica, principal payments are due in equal monthly installments of $25,773.81 for 59 months through June 30, 2000, with the balance of the then outstanding principal due July 31, 2000; interest is due monthly in arrears, computed at prime plus 2%. The loan is secured by substantially all of the Company's real estate and fixed assets. The term loan note contains certain financial covenants, including certain ratios that the Company must satisfy, and certain prepayment fees for payments made before July 31, 1998.

         BALANCE AT SEPTEMBER 30, 1995........................................................  $2,139,000

         REVOLVING CREDIT LINE. This credit facility with Transamerica has a limit of $7,835,000, subject to certain reserves and eligibility requirements. The loan is collateralized by the Company's accounts receivables and inventory (the "collateral base"). The collateral base is computed on a daily basis. Interest is accrued daily based on the amount of loan outstanding, at a rate of prime plus 1.75%, payable in arrears. A fee of 0.25% is assessed on any unused line of credit. A fee of 0.25% of the daily average of loan
         outstanding   during   each  month  is   charged   to  the   Company
         to cover Transamerica's administrative and management costs. The term of the credit line is five years (expiring July 31, 2000), when all outstanding balances are due in full. Since the inception of the credit line, the Company's capacity for additional borrowing (as measured by its borrowing base) has exceeded the Company's requirements for short term borrowings under the credit line.

         BALANCE AT SEPTEMBER 30, 1995........................................................  $1,374,000

         SECURED REAL ESTATE LOAN. Collateral for this loan (through the Wyoming Community Development Center) consists of the real estate, land and buildings of Transcisco Rail Services' Rock Springs, Wyoming facility. The loan is payable in two remaining installments: $100,000 in December 1997 and $200,000 in December 2000. Interest is 6% and is due monthly.

         BALANCE AT SEPTEMBER 30, 1995........................................................  $  300,000
                                                                                                ----------
         Total Senior Secured Debt............................................................  $3,813,000
         Less current portion of debt.........................................................  $ (309,000)
                                                                                                ----------

         LONG-TERM PORTION OF SENIOR SECURED DEBT.............................................  $3,504,000
                                                                                                ==========

         (b) Subordinated Debt:

         Subordinated debt for the Company at September 30, 1995 consists of the following:

         SERIES A, SENIOR SUBORDINATED NOTES. The notes were issued to Furman Selz S.B.I.C., L.P. and James Dowling. Principal is due in total in 2000. The note bears interest at an annual rate of 10% through July 31, 1997, and 12% thereafter. Interest is payable on July 31, of 1996 and 1997, and January 31 and July 31 of each year thereafter (all prepayments will first be applied to the Series A notes). Half of the interest due on July 31, 1996 and July 31, 1997 is to be deferred and payable on July 31, 1998 and July 31, 1999, respectively. The subordinated debt may be prepaid without penalty upon proper notice.

         BALANCE AT SEPTEMBER 30, 1995........................................................  $2,000,000

         SERIES B, SENIOR SUBORDINATED NOTES. The notes were issued to Furman Selz S.B.I.C., L.P. and James Dowling. Principal is due in total in 2000. The note bears interest at an annual rate of 14%. Interest payment and other terms are similar to the Series A note.

         BALANCE AT SEPTEMBER 30, 1995........................................................  $1,000,000
                                                                                                ----------

         TOTAL SUBORDINATED DEBT AT SEPTEMBER 30, 1995........................................  $3,000,000
                                                                                                ==========

4)        RECLASSIFICATION:

Certain March 31, 1995 balances have been reclassified to conform to the presentation as of September 30, 1995.

5)        COMMON STOCK WARRANTS:

In connection with the refinancing, Furman Selz purchased 1 million warrants to acquire 1 million shares of the Company's common stock at an exercise price of $1.50 per share. The agreement governing the warrants was reached in June 1995, when the Company's stock price was approximately $1.50 per share. Furman Selz paid $30,000 for the warrants, which expire in July 2005. The warrants are subject to certain anti-dilution provisions and may be fully exercised at any time. The options may be exercised for cash consideration only.

6)        LEGAL PROCEEDINGS:  REFER TO PART II, ITEM 1 OF  THIS FORM 10-Q:

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

REFINANCING.

On August 1, 1995, the Company refinanced substantially all of its long-term debt. Financing for the transaction was provided by Transamerica and Furman Selz. Transamerica provided a $10 million asset-based credit facility, while Furman Selz purchased a $3 million subordinated note (Furman Selz also purchased 1 million warrants to acquire 1 million shares of the Company's common stock at $1.50 per share). The proceeds from these loans and approximately $3 million of the Company's available cash were used to repurchase approximately $15 million of the Company's Class F debt (including accrued interest) for a cash payment of $8.4 million and other consideration, resulting in an approximate $6 million extraordinary gain. The Company also used $1.7 million of proceeds from the refinancing to retire all of its short-term revolving line of credit, held by Congress Financial Corporation.

In accordance with its plan of reorganization, on closing the refinancing, 304,822 shares of common stock were returned to the Company, which were formerly held in escrow for the benefit of the previous holders of long-term debt.

    COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1994

REVENUES.

Revenue for the Company during the three month period ended September 30, 1995 increased to $10.1 million from $8.7 million in the comparable three month period of 1994. The increase in revenue was primarily a result of growth in Transcisco Leasing Company's ("TLC") railcar fleet under management, which grew to over 8,500 railcars during the quarter. TLC's growth in revenue was offset by lower revenues at Transcisco Rail Services ("TRS"), whose revenues dropped $696,000 in comparison to the second quarter of 1995 as a result of lower program repair work.

OPERATIONS AND SUPPORT EXPENSES.

Operation and support expenses include the cost of direct and indirect labor, materials and overhead costs associated with the repair and maintenance of railroad rolling stock. Operations and support expenses for the quarter ended September 30, 1995 increased to $8 million from $7.1 million in the comparable period of 1994. This increase was primarily a result of the higher sales in Transcisco Leasing which, in turn, led to higher maintenance costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses include the sales, finance, human resources, legal, purchasing and administrative operations of the Company. These expenses increased to $1.3 million for the quarter ended September 30, 1995 from $1.26 million in the same period of 1994. The increase was caused by higher personnel and marketing costs incurred to facilitate growth in the Company's customer base, principally at TLC.

NET INCOME.

Net income for the quarter was $6,649,000, or $1.11 per share. Approximately $6.1 million of net income was a result of an extraordinary gain earned from the refinancing. The current quarter's income before the extraordinary gain was $591,000, or $.10 per share. For the comparable quarter of 1994, net earnings were $106,000, or $0.02 per share (there was no extraordinary income last year). The increase in income (before extraordinary items) was a result of several factors. First, growth in
TLC's  managed  railcar  fleet boosted sales,   which  translated  into  higher
earnings.   Second,   the  refinancing   reduced  interest  expense  by
approximately $200,000.

COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE SIX MONTHS ENDED SEPTEMBER
         30, 1995 AS COMPARED TO THE SIX MONTHS ENDED SEPTEMBER 30, 1994

REVENUES.

Revenue for the Company during the six month period ended September 30, 1995 increased to $20.9 million from $16.9 million in the comparable six month period of 1994. The increase in revenue was primarily a result of growth in TLC's railcar fleet under management, which grew to over 8,500 railcars during the quarter. TLC's growth in revenue was offset by lower revenues at TRS, whose revenues dropped $349,000 from the comparable period of 1994 as a result of lower program repair work.

OPERATIONS AND SUPPORT EXPENSES.

Operation and support expenses include the cost of direct and indirect labor, materials and overhead costs associated with the repair and maintenance of railroad rolling stock. For the six month period ended September 30, 1995, operations and support expenses increased to $16.4 million from $13.8 million in the comparable period of 1994. This increase was primarily a result of the higher sales in TLC which, in turn, led to higher maintenance costs.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses include the sales, finance, human resources, legal, purchasing and administrative operations of the Company. For the six month period ended September 30, 1995, these expenses increased to $2.8 million from $2.4 million in the same period of 1994. The increase was caused by higher personnel and marketing costs incurred to facilitate growth in the Company's customer base, principally at TLC.

NET INCOME.

Net income for the six month period ended September 30, 1995 was $7,141,000, or $1.24 per share. Approximately $6.1 million of net income was a result of an extraordinary gain earned from the refinancing. For the current six month period, income before the extraordinary gain was $1,083,000, or $0.19 per share. For the comparable period of 1994, net earnings were $125,000, or $0.02 per share (there was no extraordinary income last year). The increase in income (before extraordinary items) was a result of several factors. First growth in TLC's managed railcar fleet boosted sales, which translated into higher earnings. Second, the refinancing reduced interest expense by approximately $160,000 in comparison to the same period of 1994.

ACCOUNTING FOR INVESTMENT IN SOVFINAMTRANS.

The  Company's  wholly  owned  subsidiary,   Transcisco  Trading  Company
("TTC"), owns a 23.5% interest in SovFinAmTrans ("SFAT"), which the Company believes is the largest privately owned railcar transportation company in Russia. SFAT was founded in mid-1989. Effective June 30, 1991, management discontinued recording equity earnings for the Company's investment in SFAT, and since then, has accounted for the investment using the cost method. That decision was based on several factors. First, the Company's financial condition during bankruptcy inhibited its ability to generate value from the investment, particularly were that investment to have been liquidated during the bankruptcy. Second, Russia's economic condition was conjectural at that time. Since the 1991 decision, economic conditions in Russia have improved markedly. Moreover, SFAT has grown significantly and has consistently been profitable. Management continues to review its SFAT accounting policy quarterly.

LIQUIDITY AND CAPITAL RESOURCES.

The ratio of current assets to current liabilities was 1.41 to 1.0 at September 30, 1995 compared to 1.13 to 1.00 at March 31, 1995. Working capital increased by $2,254,000 as a result of an increase in trade receivables. The increase was also due to the refinancing, whereby the Company retired its short term line of credit with Congress Financial Corporation.

The Company's cash requirements were satisfied primarily through cash on hand, operating earnings and revolving loans (in addition to a term loan and subordinated note used to fund the refinancing). The current revolving loan is provided through Transamerica Business Credit Corporation, and has a maximum limit of $7,835,000. Borrowings from this revolving loan at September 30, 1995 were $1,374,000. The loan is collateralized by the Company's accounts receivables and inventory, subject to certain reserves and eligibility terms. Management believes the availability of working capital from the loan facilities, combined with the attainment of projected operating cash flow, should be sufficient to meet the Company's working capital requirements in the foreseeable future.

PART II - OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS.

Reference is made to the Company's Form 10-Q for the quarter ended June 30, 1995, which included a discussion of a development in that quarter in the Daniels et. al. v. PLM International, Inc., et. al. action.

ITEMS 2. CHANGES IN SECURITIES.

On September 5, 1995, the Company adopted a Shareholder Rights Plan, pursuant to which each holder of the Company's Common Stock was issued a currently unexercisable right ("Right") to purchase Series A Junior
Preferred Participating Stock (the "Preferred Stock") at an exercise price of $12.00 per share. Following public announcement that a person or group has acquired, or is making a tender offer for, 5% or more of the outstanding shares of the Company's Common Stock, the Rights will become exercisable to purchase the number of shares of Preferred Stock having a value equal to ten times the exercise price. In the event that the Company engages in a merger or business combination with the acquiror or tender offeror, the Rights will become exercisable for shares of common stock in the acquiring entity having a value equal to ten time the exercise price of the Right. The Rights would not become exercisable, however, if the Company's Board of Directors approved the acquisition of the common stock, the merger, or the business combination prior to the occurrence thereof. This summary of the Rights Plan is qualified in its entirety by the Rights Plan, which is incorporated herein by reference to the Company's Form 8-A filed on September 15, 1995.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of the Report:

Exhibits:

         3.1 Joint Plan of Reorganization, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         3.2 Restated Certificate of Incorporation, as Amended, incorporated by reference to Form 8-A by the Company on August 12, 1993.

         3.3 By-Laws, as Amended, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         10.1 Lease agreement for 601 California Street, incorporated herein by reference to Company's filing of Form 10-K for December 31, 1988, filed with the Securities and Exchange Commission.

         10.2     Transcisco Industries, Inc., Amended and Restated
                  (1994) Stock Option Plan (including implementing agreement: Transcisco Industries, Inc., Stock Option Agreement) incorporated herein by reference to Form S-8 filed April 13, 1995 with the Securities and Exchange Commission.

         10.3 Plan and Agreement of Reorganization, incorporated by reference to the Company's Registration Statement on Form S-4 (Reg. No. 33-2236) dated December 23, 1985, filed with the Securities and Exchange Commission.

         10.4 Employment Agreement between the Company and George A. Tedesco, incorporated by reference to the Company's 10-K for the fiscal year ended December 31, 1993.

         10.5 Employment Agreement between TRS and Mr. Jahnke, dated April 13, 1995.

         10.6 Transcisco Industries, Inc. Directors' (1994) Stock Option Plan, incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities and Exchange Commission.

         10.7 Employment Agreement as amended, dated May 1, 1995 between Mr. William F. Bryant and Transcisco Leasing Company, a subsidiary of Company.

         10.8 Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         10.9 Employment Agreement between the Company and Philip C. Kantz, dated as of February 23, 1994, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         10.10 The Note and Warrant Purchase Agreement Among the Company, Transcisco Rail Services Company, Transcisco Leasing Company, and Transcisco Trading Company and Furman Selz S.B.I.C., L.P. and James Dowling dated as of August 1, 1995 is incorporated herein by reference to the Company's Form 8-K filed on October 6, 1995.

         10.11 The Registration Rights Agreement by and between the Company, Furman Selz S.B.I.C., L.P., and James Dowling dated
                  August 1, 1995 is incorporated herein by reference to the Company's Form 8-K filed on October 6, 1995.

         10.12 The Loan and Security Agreement between the Company, Transcisco Rail Services Company, Transcisco Leasing Company, Transcisco Trading Company, and Transamerica Business Credit Corporation, dated as of July 31, 1995 is incorporated herein by reference to the Company's Form 8-K filed on October 6, 1995.

         10.13 The Shareholder Rights Plan by and between the Company and First Interstate Bank of California, as rights agent, dated September 5, 1995, is incorporated herein by reference to the Company's Form 8-A filed on September 15, 1995.

          21.1 List of subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

          23.1    Consent of Independent Auditors.

(b) Reports on Form 8-K

An 8-K was filed on October 6, 1995, including therewith the primary documents governing the refinancing: the Loan and Security Agreement between the Company and Transamerica, dated July 31, 1995 and the Note and Warrant Purchase Agreement among the Company, its subsidiaries, Furman Selz, S.B.I.C., L.P. and James Dowling dated August 1, 1995.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRANSCISCO INDUSTRIES, INC.




 November 13, 1995                  /s/ GREGORY S.SAUNDERS
-----------------------             --------------------------------------------
     Date                           Gregory S. Saunders - on behalf of the
                                    Registrant and as Vice President, Controller


Exhibit
  No.                   Exhibit Description
-------                 -------------------
Ex-27                   Financial Data Schedule
