Form 10-Q
period 1995-12-31
TRANSICSCO INDUSTRIES INC
filed 1996-02-14
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended DECEMBER 31, 1995

                                       OR
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________________

 Commission file number 1-9051


                          TRANSCISCO INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

                               [TRANSCISCO LOGO]


                Delaware                                 94-2989345
    (State or other Jurisdiction of         (I.R.S. Employer Identification No.)
     Incorporation or Organization)

   601 California Street, Suite 1301
           San Francisco, CA                               94108
(Address of principal executive offices)                (Zip Code)

             (415) 477-9700
    (Registrant's Telephone Number,
          including area code)

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


       Class                               Outstanding at February 14, 1996
Common Stock, $.01 par value               5,232,537 (excludes 794,390 shares
                                           held in Treasury)

                        PART I - FINANCIAL STATEMENTS
ITEM 1.                   TRANSCISCO INDUSTRIES, INC.
FINANCIAL STATEMENTS      CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                      March 31
                                                       December 31      1995
                                                          1995       (restated)
                                                       ----------    ----------
                                                       (Unaudited)     (Note)
ASSETS
Current Assets:
    Cash and cash equivalents                          $    2,877    $    1,371
    Accounts receivable                                     5,624         6,221
    Inventories                                             2,543         3,460
    Other current assets                                      545           419
                                                       ----------    ----------
          Total current assets                             11,589        11,471

Property and equipment, net
          of accumulated depreciation                      14,572        17,561
Investment in SFAT                                         15,755        11,024
Other assets                                                   91            81
                                                       ----------    ----------
                                                       $   42,007    $   40,137
                                                       ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                   $    3,071    $    2,744
    Accrued compensation and benefits                       1,747         1,202
    Short-term borrowing                                       --         1,730
    Other current liabilities                               1,541         3,041
    Current portion of long-term debt                         309         1,451
                                                       ----------    ----------
          Total current liabilities                         6,668        10,168

    Senior secured debt                                     2,186            --
    Subordinated debt                                       3,000            --
    Other long-term liabilities                             2,728         2,613
    Deferred maintenance liability                          2,812         1,108
    Long-term debt                                             --        11,822
    Interest payable                                          222         1,261
    Deferred income tax                                       321           321

Shareholders' equity:
    Common Stock $.01 par value
          15,000,000 shares authorized,
          issued and outstanding, 5,232,537
          in 1995 and 5,120,870 in 1994                        52            51
    Paid-in capital in excess of par                       17,728        17,022
    Retained earnings (accumulated deficit)                 9,804        (1,235)
    Less cost of Common Shares in Treasury:
          794,390 in 1995, and 478,726 in 1994             (3,514)       (2,994)
                                                       ----------    ----------
          Total shareholders' equity                       24,070        12,844
                                                       ----------    ----------
                                                       $   42,007    $   40,137
                                                       ==========    ==========

--------------------------------------------------------------------------------
Note: The balance sheet at March 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain balance sheet accounts have been reclassified to conform to the presentation as of December 31, 1995. Also, the March 31, 1995 balance sheet has been restated to reflect the Company's investment in SFAT on the equity method of accounting.

                          TRANSCISCO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
                                  (UNAUDITED)



                                                                 Nine Months Ended             Three Months Ended
                                                                    December 31                    December 31
                                                           ---------------------------     ---------------------------
                                                               1995            1994            1995            1994
                                                           -----------     -----------     -----------     -----------

Revenues, primarily maintenance and repairs                $    33,190     $    26,060     $    12,268     $     9,185

Costs and expenses:
   Operations and support                                       24,408          21,232           8,005           7,437
   Selling, general and administrative costs                     4,648           3,575           1,847           1,181
   Interest (income)                                               (58)           (174)            (18)            (18)
   Interest expense                                                802           1,229             179             439
   Other (income) expense                                           22             (72)             (7)             --

Income from operations before tax,
   asset write-down, and                                    ----------     -----------     -----------     -----------
   equity in earnings of SFAT                                    3,368             270           2,262             146

Asset write-down                                                (3,000)             --          (3,000)             --

                                                           -----------     -----------     -----------     -----------
Income from operations before tax
   and equity in earnings of SFAT                                  368             270            (738)            146

Equity in earnings of SFAT (Note)                                4,791              --           1,365              --

Provision for income tax                                          (178)             --            (110)             --

                                                           -----------     -----------     -----------     -----------
Income from operations before extraordinary item                 4,981             270             517             146

Extraordinary item: gain from debt refinancing                   6,058              --              --              --

                                                           -----------     -----------     -----------     -----------
NET INCOME                                                 $    11,039     $       270     $       517     $       146
                                                           ===========     ===========     ===========     ===========


PER SHARE AMOUNTS:
Income from operations before
   extraordinary item                                      $      0.85     $      0.05     $      0.08     $      0.03
Extraordinary item: gain from debt refinancing                    1.04            0.00            0.00            0.00
                                                           -----------     -----------     -----------     -----------
NET INCOME                                                 $      1.89     $      0.05     $      0.08     $      0.03
                                                           ===========     ===========     ===========     ===========

Shares used in calculations of per share amounts             5,827,877       5,326,697       6,244,060       5,347,880

--------------------------------------------------------------------------------
Note: SFAT's consolidated quarterly results for 1994 are not available and, accordingly, are not presented in this table. However, SFAT's consolidated
1994 audited annual results ($8.9 million net income on $27.3 million in revenue) and Transcisco's equity in SFAT's 1994 earnings (about $2 million) will be reflected for the year ended March 31, 1995 in Transcisco's Form
10-K.

                          TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                      Nine Months Ended December 31
                                                      -----------------------------
                                                            1995         1994
                                                          --------     ---------
Cash flows from operating activities:
    Net income                                            $ 11,039     $     270
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in earnings of SFAT, net of dividends        (4,731)           --
        Extraordinary item: gain on debt refinancing        (6,058)           --
        Asset write-down                                     3,000            --
        Interest payable                                       297           643
        Depreciation and amortization                          898           886
        Common stock issued for services                       429            10
        Changes in operating assets and liabilities:
          Accounts receivable                                  597        (1,696)
          Inventories                                          917          (953)
          Other current assets                                (127)           77
          Notes receivable                                      --         2,000
          Other assets                                          20            72
          Accounts payable                                     327            16
          Accrued compensation and benefits                    545           (18)
          Deferred maintenance liability                     1,704           921
          Other current liabilities                         (1,584)          215
          Other long-term liabilities                          114            --
                                                          --------     ---------

            Net cash provided by operating activities        7,387         2,443

Cash flows from investing activities:
          Capital expenditures, net                           (909)         (575)

Cash flows from financing activities:
    Payments on Class F and other senior debt               (8,536)       (2,576)
    Borrowing under senior secured and
         subordinated debt                                   5,293            --
    Short term borrowing (repayment)                        (1,730)        1,004
                                                          --------     ---------
          Net cash used in financing activities             (4,973)       (1,572)

                                                          --------     ---------
Net increase in cash and cash equivalents                 $  1,506     $     296

Cash and cash equivalents at beginning of period             1,371           725
                                                          --------     ---------
Cash and cash equivalents at the end of period            $  2,877     $   1,021
                                                          ========     =========

                          TRANSCISCO INDUSTRIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)

                               DECEMBER  31, 1995


1)       BASIS FOR PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period and the nine month period ended December 31, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1995.

The Company's wholly owned subsidiary, Transcisco Trading Company ("TTC"), owns 23.5% interest in SFAT, which the Company believes is the largest privately owned railcar transportation company in Russia. The earnings of SFAT for the three months and nine months ended December 31, 1995 have not been audited. Although SFAT's audited results for the year ended December 31, 1994 were prepared on a consolidated basis, the unaudited results for each of the quarters in 1994 were not prepared on this same basis. The Company has determined that the restatement of the 1994 quarterly results is not feasible. Accordingly, the 1994 quarterly results are not presented for purposes of comparison to the 1995 quarterly results. SFAT's audited consolidated results for the year ended December 31, 1994 ($8.9 million in net income and $27.3 million in revenue) and Transcisco's equity in SFAT's earnings for this period will be presented by restating Transcisco's results of operations for the year ended March 31, 1995 in Transcisco's Form 10-K for year ending March 31, 1996 for purposes of comparison with the current year's financial performance.

2)       ACCOUNTING FOR INVESTMENT IN SFAT.

The Company has resumed equity accounting for its investment in SFAT. The resumption of equity accounting was based upon a number of factors including the Company's continuing ability to influence SFAT's operations and the availability of reliable financial data from SFAT. The accompanying statements of operations for the three months and nine months ended December 31, 1995 reflect the Company's equity in the net earnings of SFAT.

The resumption of equity accounting will be presented as a $9 million cumulative effect as of March 31, 1994 since audited financial statements for SFAT are not available prior to this date. The results for the year ended March 31, 1995 will be restated to reflect the Company's equity in the earnings of SFAT of approximately $2 million. Transcisco will report its equity in the earnings of SFAT on a one quarter lag basis beginning with its fiscal year end March 31, 1995 (i.e., SFAT's results through December 31, 1994 will be reported and included with Transcisco's income for the fiscal year end March 31, 1995).

3)       ASSET WRITE-DOWN.


In 1995, the Financial Accounting Standards Board issued a Statement of Financial Accounting Standards, No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the undiscounted cash flows attributed to such assets. The Company adopted the provisions of SFAS 121 as of October 1, 1995.

In connection with the refinancing of the Company's debt, the Company evaluated the ongoing value of its property and equipment. Based on this evaluation, the Company determined that assets at one facility with a carrying value of approximately $5.5 million were impaired and such assets were written down by $3 million to their fair value. Fair value was estimated based upon property and equipment appraisals.

4)       REFINANCING.

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

In accordance with its plan of reorganization, on closing the refinancing, 304,822 shares of common stock were returned to the Company, which had been held in escrow for the benefit of the previous holders of long-term debt.


5)       BANK DEBT AND LONG TERM LIABILITIES.

         (a) Senior Secured Debt:

         Senior secured debt at December  31, 1995 consists of the following:


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

         BALANCE AT DECEMBER 31, 1995..............................  $2,062,000


         REVOLVING CREDIT LINE. This credit facility with
         Transamerica has a limit of $7,835,000, subject to certain reserves and eligibility requirements. The loan is collateralized by the Company's accounts receivables and inventory (the

         "collateral base"). The collateral base is computed on a daily basis. Interest is accrued daily based on the amount of loan outstanding, at a rate of prime plus
         1.75%, payable in arrears. A fee of 0.25% is assessed on any unused line of credit. A fee of 0.25% of the daily average of loan outstanding during each month is charged to the Company to cover Transamerica's administrative and management costs. The term of the credit line is five years (expiring July 31, 2000), when all outstanding balances are due in full. Since the inception of the credit line, the Company's capacity for additional borrowing (as measured by its borrowing base) has exceeded the Company's requirements for short-term borrowings under the credit line.

         BALANCE AT DECEMBER 31, 1995..............................    $133,000


         SECURED REAL ESTATE LOAN.  Collateral for this loan
         (through the Wyoming Community Development Center) consists of the real estate, land and buildings of Transcisco Rail Services' Rock Springs, Wyoming facility. The loan is payable in two remaining installments: $100,000 in December 1997 and $200,000 in December 2000. Interest is 6% and is due monthly.

         BALANCE AT DECEMBER 31, 1995..............................    $300,000
                                                                     ----------
         Total Senior Secured Debt.................................  $2,495,000
         Less current portion of debt..............................  $(309,000)
                                                                     ----------

         LONG-TERM PORTION OF SENIOR SECURED DEBT..................  $2,186,000
                                                                     ==========

         (b) Subordinated Debt:



         Subordinated debt for the Company at December 31, 1995 consists of the following:


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

         BALANCE AT DECEMBER 31, 1995..............................  $2,000,000



         SERIES B, SENIOR SUBORDINATED NOTES.   The notes were
         issued to Furman Selz S.B.I.C., L.P. and James Dowling.
         Principal is due in total in 2000. The note bears
         interest at an annual rate of 14%.  Interest payment
         and other terms are similar to the Series A note.

         BALANCE AT DECEMBER 31, 1995..............................  $1,000,000
                                                                     ----------

         TOTAL SUBORDINATED DEBT AT DECEMBER 31, 1995..............  $3,000,000
                                                                     ==========


         (c) Long Term Debt:


         Long term debt as of March 31, 1995 was $11.8 million, primarily consisting of Class F bankruptcy debt, all of which was purchased at a discount by the Company during its refinancing in August 1995.


6)       RECLASSIFICATION.

Certain March 31, 1995 balances have been reclassified to conform to the presentation as of December 31, 1995.

7)       COMMON STOCK WARRANTS.


In connection with the refinancing, Furman Selz purchased 1 million warrants to acquire 1 million shares of the Company's common stock at an exercise price of $1.50 per share. The agreement governing the warrants was reached in June 1995, when the Company's stock price was approximately $1.50 per share. Furman Selz paid $30,000 for the warrants, which expire in July 2005. The warrants are subject to certain anti-dilution provisions and may be fully exercised at any time. The warrants may be exercised for cash consideration only.

8)       LEGAL PROCEEDINGS:  REFER TO PART II, ITEM 1 OF  THIS FORM 10-Q.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 1994

REVENUES.

Revenue for the Company during the three month period ended December 31, 1995 increased to $12.3 million from $9.2 million in the comparable three month period of 1994. The increase in revenue was primarily a result in Transcisco Leasing Company's (TLC) arrangement of the purchase and sale of 1,036 coal cars to a major financial institution. The transaction resulted in approximately $2.9 million of revenue.

OPERATIONS AND SUPPORT EXPENSES.

Operation and support expenses include the cost of direct and indirect labor, materials and overhead costs associated with the repair and maintenance of railroad rolling stock. Operations and support expenses for the quarter ended December 31, 1995 increased to $8 million from $7.4 million in the comparable period of 1994. The increase was primarily a result of higher maintenance expenses arising from growth in TLC's managed railcar fleet.

Operations and support expenses increased also as a result of an approximate $400,000 charge related to operating changes implemented to more efficiently administer accounting for low-dollar inventory items at Transcisco Rail Services (TRS).


SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses include the sales, finance, human resources, legal, purchasing and administrative operations of the Company. These expenses increased to $1.8 million for the quarter ended December 31, 1995 from $1.2 million in the same period of 1994. This increase was caused by higher personnel and marketing costs incurred to facilitate the Company's revenue growth.

EQUITY IN EARNINGS OF SFAT.

Effective with the quarter ended December 31, 1995, the Company resumed the equity method of accounting for its 23.5% investment in SFAT. Under this method, the Company accounts for its portion of SFAT's net income as "equity in earnings of SFAT."

Since a portion of the Company's earnings are derived from its share of SFAT's net income, the Company's future results may vary in accordance with changes in SFAT's results. Management cautions that SFAT's earnings may fluctuate from quarter-to-quarter and from year-to-year as a result of several factors, including the timing of railcar assembly orders, the volume of tariffs collected by SFAT on behalf of the Ministry of Railways and the general volume of goods transported via railway. SFAT's quarterly results should not be considered an indication of annual results.

As with other companies conducting business in developing nations, the Company's investment in SFAT is subject to certain business, financial and political risks. Although Russia's economy has shown signs of improvement, there is no assurance this improvement will continue. If Russia's economy deteriorates, the financial performance of SFAT and, as a result, of Transcisco, may be adversely affected.

NET INCOME.

Net income for the quarter was $517,000, or $.08 per share. For the comparable quarter of 1994, net earnings were $146,000 or $0.03 per share. The increase in net income was a result of several factors, the most significant of which was TLC's arrangement of the purchase and sale of 1,036 railcars, resulting in a net contribution of earnings of $2.7 million. Another reason for the Company's income growth was the addition of its $1.4 million of equity in earnings of SFAT (see Note 1). The increase in income was offset by the $3 million asset write-down and the $400,000 charge related to operating changes made at TRS (discussed earlier).

    COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE NINE MONTHS ENDED DECEMBER 31, 1995 AS COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994

REVENUES.

Revenue for the Company during the nine month period ended December 31, 1995 increased to $33.2 million from $26.1 million in the comparable nine month period of 1994. The increase in revenue was a result of growth in TLC's railcar fleet under management, which grew to over 8,500 railcars during the previous nine months. The Company's revenue growth was also caused by TLC's arrangement of the purchase and sale of 1,036 railcars, which contributed $2.9 million in revenues. TLC's growth in revenue was offset by lower revenues at TRS, whose revenues dropped $1.3 from the comparable period of 1994 as a result of lower program repair work.

OPERATIONS AND SUPPORT EXPENSES.

For the nine month period ended December 31, 1995, operations and support expenses increased to $24.5 million from $21.2 million in the comparable period of 1994. This increase was primarily a result of higher maintenance expenses arising from growth in TLC's managed railcar fleet.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

For the nine month period ended December 31, 1995, selling, general and administrative expenses increased to $4.6 million from $3.6 million in the same period of 1994. This increase was caused by higher personnel and marketing costs incurred to facilitate growth in revenue, primarily at TLC.

NET INCOME.

Net income for the nine month period ended December 31, 1995 was $11,030,000, or $1.89 per share. Approximately $6.1 million of net income was a result of an extraordinary gain from the debt refinancing. For the current nine month period, income before the extraordinary gain was $4.98 million or $0.85 per
share.   For the comparable period of 1994, net earnings were $270,000, or
$0.05 per share.   The increase in income (before the extraordinary gain) was a result of several factors. First, TLC's purchase and resale of 1,036 railcars increased net earnings by $2.7 million. Second, growth in TLC's managed railcar fleet boosted sales, which translated into higher earnings. Third, the addition of equity in earnings of SFAT increased net income approximately $4.9 million (see Note 1). The increase in income was offset by the $3 million asset write-down and the $400,000 charge related to operating changes made at TRS (discussed earlier).

LIQUIDITY AND CAPITAL RESOURCES.

The ratio of current assets to current liabilities was 1.74 to 1.0 at December 31, 1995 compared to 1.13 to 1.00 at March 31, 1995. Working capital increased by $3,618,000 as a result of cash flow from operations. This increase was also due to the refinancing, whereby the Company retired its short-term line of credit with Congress Financial Corporation.

The Company's cash requirements were satisfied primarily through cash on hand, operating earnings and revolving loans (in addition to a term loan and subordinated note used to fund the refinancing). The current revolving loan is provided through Transamerica Business Credit Corporation, and has a maximum limit of $7,835,000. Borrowings from this revolving loan at December 31, 1995 were $133,000. The loan is collateralized by the Company's accounts receivables and inventory, subject to certain reserves and eligibility terms. Based upon the Company's level of inventory and accounts receivable, coupled with the revolving loan's eligibility requirements, the net availability of funds under the facility to approximately $1.5 million as of December 31, 1995. Management believes its present cash balance, availability of working capital from the loan facility, and attainment of projected cash flow should be sufficient to meet the Company's working capital requirements for the next 24 months.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On or about September 15, 1995, Great American Insurance Company ("Great American") filed an action (the "Action") in the Superior Court of the State of California in and for the County of Marin against Mark Hungerford, a former Chairman, Director, and Chief Executive

Officer of the Company. The action purports to set forth three causes of action for declaratory relief, and prays for judgment in the amount of $2,675,000 (plus interest as provided by law) against Mr. Hungerford.
According to the complaint, the Action purports to arise out of a certain payment made by Great American on behalf of Mr. Hungerford in connection with the partial settlement of certain litigation, captioned Daniels v. PLM International, Inc., et al., to which Mr. Hungerford, and others including the Company, previously were parties. The Daniels litigation has been settled, and the state and federal complaints have been dismissed with prejudice. The complaint in the Action also seeks a declaration that two endorsements each barred coverage under a Directors and Officers Policy issued by Great American to the directors and officers of the Company. The complaint in the Action also seeks a declaration that no coverage is afforded under that policy for the director and officer defendants in the Daniels litigation in their capacities as directors or officers of PLM International, Inc. Prior to the commencement of the Action in the Marin County Superior Court, the United States District Court for the Northern District of California ruled, on a summary judgment motion in a declaratory relief action, that neither of the endorsements relied upon by Great American precluded coverage under the particular Directors and Officers policy issued by Great American. The Court of Appeals for the Ninth Circuit reversed and remanded that decision, directing that it be dismissed on grounds which did not address the coverage issues under the two endorsements. Great American thereafter filed the Action in Marin County Superior Court. The Company has agreed to indemnify, defend and hold harmless Mr. Hungerford from any claims, complaints, liabilities, causes of action, costs and expenses arising out of any action by Great American or any settlement thereof, so long as the Company approves any such settlement. In connection with its indemnification obligation, the Company has retained counsel to represent Mr. Hungerford in the action.


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

         10.3 Plan and Agreement of Reorganization, incorporated by reference to the Company's Registration Statement on Form S- 4 (Reg. No. 33-2236) dated December 23, 1985, filed with the Securities and Exchange Commission.

         10.4 Employment Agreement between TRS and Mr. Jahnke, dated April 13, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

         10.6 Transcisco Industries, Inc. Directors' (1994) Stock Option Plan, incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities and Exchange Commission.

         10.7 Employment Agreement as amended, dated May 1, 1995 between Mr. William F. Bryant and Transcisco Leasing Company, a subsidiary of Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

         10.8 Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

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

         10.14 Letter Agreement by and between the Company and Mark C. Hungerford dated July 1, 1995, incorporated herein by reference to the Form S-3 dated February 7, 1996.

         21.1 List of subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         23.1 Consent of Independent Auditors, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.


(b) Reports on Form 8-K

An 8-K was filed on January 18, 1996, including therewith a press release issued in connection with the Company's change to the equity method of accounting for SFAT.

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


                                   TRANSCISCO INDUSTRIES, INC.




February 14, 1996                  /s/ Gregory S. Saunders
                                   --------------------------------------------
Date                               Gregory S. Saunders - on behalf of the
                                   Registrant and as Vice President, Controller