Form 10-K
period 1996-03-31
TRANSCISCO INDUSTRIES INC
filed 1996-07-01
CIK 786053

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended MARCH 31, 1996          Commission  file number 1-9051

                                     [LOGO]

                           TRANSCISCO INDUSTRIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                              94-2989345
           --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or Organization)                               Identification No.)

601 California Street, San Francisco, CA                            94108
- ----------------------------------------                            -----
(Address of principal executive offices)                          (Zip Code)

Registrant's Telephone Number:                                 (415) 477-9700
                                                               --------------

           Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:                  Name of Each Exchange on which registered:
    Common Stock                                American Stock Exchange
    ------------                                -----------------------

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                      ----

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X ; No    .
                                       ---     ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes X No
                          ---    ---

Aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price reported by the American Stock Exchange Composite Tape on June 24, 1996: $32,276,386

Number of common shares, $.01 par value, outstanding at June 24, 1996:
6,064,004, including 794,390 Treasury Shares.

Documents incorporated by reference: None

                                     PART I

ITEM 1.  BUSINESS.

         OVERVIEW.

         Transcisco Industries, Inc. ("the Registrant" or "the Company") was incorporated in California in 1972 under the name PLM Group. It was reincorporated in Delaware in 1985 as PLM Companies, Inc. In 1988, its name was changed to Transcisco Industries, Inc. The Company is an international rail services firm whose primary lines of business include: (1) nationwide railcar maintenance through Transcisco Rail Services; (2) specialty railcar leasing, management, maintenance and intermediary services through Transcisco Leasing Company; and, (3) Russian rail transportation services through Transcisco Trading Company.

         TRANSCISCO RAIL SERVICES COMPANY.

         Transcisco Rail Services Company ("TRS") operates 10 railcar repair and maintenance facilities from Georgia to Montana and is one of the largest independent railcar maintenance organizations in the United States, with more than 15,000 privately owned railcars under maintenance contracts. TRS's full-service network of six major maintenance facilities are located at:
Alliance, Nebraska; Miles City, Montana; Waycross, Georgia; Sioux City, Iowa; Bill, Wyoming; and Rock Springs, Wyoming. In addition, TRS operates four "mobile" or "mini" shops, which perform repairs and maintenance, generally at customers' plant sites. TRS's marketing offices are in Chicago and its administrative offices are in San Francisco.

         TRANSCISCO LEASING COMPANY.

         Transcisco Leasing Company ("TLC"), formed in August 1990, acts as an intermediary in the railcar leasing, management and maintenance market, drawing on Transcisco's established leadership position in coal and other railcar leasing and maintenance. TLC arranges large railcar transactions and manages groups of railcars on a full-service basis, including fleet administration, lease financing, marketing and maintenance. TLC's primary revenue base consists of maintenance fees earned under long term railcar maintenance agreements with major railroads and utilities.

         TLC's objective is to expand the railcar fleet under its management through further development of select railcar market niches. In seeking this objective, TLC will continue its efforts to offer innovative products and services to fulfill customer needs.

         At March 31, 1996, TLC had 11,283 railcars covered by contracts for maintenance, management and leasing services. The term of TLC's contracts range from 1 to 20 years.

         TRANSCISCO TRADING COMPANY.

         Transcisco Trading Company ("TTC") was formed in 1989 to help organize and serve as a shareholder in SFAT (formerly "SovFinAmTrans"), Russia's leading private rail transportation firm. Initially Russia's first railcar leasing company, SFAT has become a full service transportation management company which owns and manages more than 5,500 railroad tankcars used to export petroleum and petrochemicals.

         SFAT's shareholders include the Russian Ministry of Rails (47.1%), the former Russian Ministry of Petrochemicals (29.4%), and TTC (23.5%). In May 1996, SFAT entered into a $42 million financing agreement with the European Bank for Reconstruction and Development ("EBRD"). Under the terms of the financing, EBRD will invest $12 million in cash in return for a 10% equity stake in SFAT. In addition, EBRD has arranged for a syndicate of international financial institutions to purchase $30 million of senior debt in SFAT. As of May 31, 1996, the debt and equity funding was not complete. Closing of the financing will occur upon completion of necessary government approvals, which is expected to occur by early Fall. Upon closing of the equity funding, Transcisco's ownership interest will drop to approximately 21%. The proceeds of the $42 million financing will be used by SFAT to fund the construction of 1,500 new tank cars. All of the new cars will be equipped with Transcisco's proprietary Uni-Temp heating system, a patented technology which significantly expedites the unloading of liquid commodities, hence increasing the utilization rate of the tank cars. The Uni-Temp system is already in use on 1,500 of SFAT's 5,500 tank car fleet. TTC earns Uni-Temp license and servicing fees from SFAT at the rate of approximately $1.5 million per year.

         Since its creation in 1989, SFAT's profits have increased each year. For SFAT's fiscal year ended December 1995, the company reported revenues of approximately $82 million and net income of approximately $26.6 million.

         SFAT's customer base includes major Russian oil refineries and petrochemical companies, as well as western petroleum and petrochemical trading companies. SFAT's full service transportation services include freight forwarding, computerized tracking, railcar maintenance, assembly and inland waterway movement. In addition, SFAT manages the billing and collection of certain railroad freight tariffs for the Russian Ministry of Railways. SFAT has operations in Finland, Estonia, Russia, Cyprus and Gibraltar.

         MARKETING, CUSTOMERS AND COMPETITION.

         TRS performs maintenance on all types of railcars. The majority of this business is with long-standing customers, primarily Fortune 500 companies. Competition within the railcar maintenance industry varies by region and by type of railcar. About 250 repair and maintenance facilities are owned by about 130 companies. Location, price, quality, turnaround time, and service levels are primary competitive factors. TRS believes it is one of the largest independent companies offering maintenance, repair, and cleaning services for privately-owned railcars.

         TLC's services include fleet administration, railcar marketing, lease financing, and maintenance. TLC sells primarily to utilities, major railroads, other shippers, and financial institutions. Currently, TLC has management contracts and leases with approximately 20 companies, covering approximately 11,000 railcars. Although various other companies offer elements of TLC's line of services, the Company believes TLC's combination of services and expertise is unique within the railroad industry. Fleet management expertise, equipment knowledge, market intelligence and price are important factors in the development and continuing profitability of TLC's business.

         TTC believes that its proprietary Uni-Temp railcar heating technology has substantial operating advantages over competing alternatives. Among its principal applications is in tankcars hauling petroleum and petrochemicals in Russia. SFAT utilizes the technology to enable customers faster delivery of petroleum products.

         EMPLOYEES.

         At March 31, 1996, the Company had 323 full-time and part-time employees. None of the employees are subject to collective bargaining arrangements. The Company believes employee relations are good, and it has never experienced a work stoppage.

         RECENT DEVELOPMENTS.

         On June 17, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Trinity Industries, Inc. ("Trinity"). Under terms of the Agreement, and subject to certain approvals, a wholly-owned subsidiary of Trinity will merge with Transcisco through the exchange of shares of common stock of Trinity for 100 percent of the issued and outstanding shares of common stock of Transcisco. The Agreement provides that each share of Transcisco's outstanding common stock will be exchanged on a tax free basis for .1884 of a share of Trinity's common stock. Based on the June 14, 1996 closing price of $35 per share of Trinity's stock, the transaction would have a value of approximately $47.6 million. The stock exchange ratio is fixed. The consummation of the proposed merger is subject, among other conditions, to registration with the Securities and Exchange Commission of the stock of Trinity to be issued in the transaction, approval of the definitive agreement by the shareholders of Transcisco, expiration of the waiting period prescribed under the Hart-Scott-Rodino Antitrust Improvements Act, and all necessary regulatory approvals.

ITEM 2.  PROPERTY.

         The Company's executive offices are located in a 7,000 square foot leased premises at 601 California Street in San Francisco, California. The Company operates railcar repair facilities throughout the United States as described in Item 1, and believes its facilities are adequate for its present level of business. Of the six facilities described in Item 1, two are subject to a land lease (Bill, Wyoming and Sioux City, Iowa).

ITEM 3.  LEGAL PROCEEDINGS.

         On or about September 15, 1995, Great American Insurance Company ("Great American") filed an action (the "Action") in the Superior Court of the State of California in and for the County of Marin against Mark Hungerford, a former Chairman, Director, and Chief Executive Officer of the Company. The action purports to set forth three causes of action for declaratory relief, and prays for judgment in the amount of $2,675,000 (plus interest as provided by law) against Mr. Hungerford. According to the complaint, the Action purports to arise out of a certain payment made by Great American on behalf of Mr. Hungerford in connection with the partial settlement of certain litigation, captioned Daniels v. PLM International, Inc., et al., to which Mr. Hungerford, and others including the Company, previously were parties. The Daniels litigation has been settled, and the state and federal complaints have been dismissed with prejudice. The complaint in the Action also seeks a declaration that two endorsements each barred coverage under a Directors' and Officers' Policy issued by Great American to the directors and officers of the Company. The complaint in the Action also seeks a declaration that no coverage is afforded under that policy for the director and officer defendants in the Daniels litigation in their capacities as directors or officers of PLM International, Inc. Prior to the commencement of the Action in the Marin County Superior Court, the United States District Court for the Northern District of California ruled, on a summary judgment motion in a declaratory relief action, that neither of the endorsements relied upon by Great American precluded coverage under the particular Directors' and Officers' Policy issued by Great American. The Court of Appeals for the Ninth Circuit reversed and remanded that decision, directing that it be dismissed on grounds which did not address the coverage issues under the two endorsements. Great American thereafter filed the Action in Marin County Superior Court. Mr. Hungerford may attempt to seek reimbursement from the Company for any sums paid in connection with defense or settlement of the claim, subject to certain terms and conditions in an indemnification agreement with the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol TNI. The following table sets forth the high and low closing sales prices per share of the Common Stock as reported on the AMEX for the periods indicated. No dividends have been paid since 1990. The Company's senior loan agreement prohibits payment of dividends without the consent of its senior lenders. The Company has made no determination whether to declare dividends in the foreseeable future.

         The closing price of the Company's Common Stock, on June 24, 1996, as reported in the Wall Street Journal was $6.125 per share. As of June 24, 1996, there were approximately 1,200 record holders of the Company's Common Stock.

- ------------------------------------------------------------------------------------
                          QUARTER OF FISCAL YEAR          QUARTER OF FISCAL YEAR
                                   1996                            1995
                       -----------------------------  ------------------------------
Market Prices for      4th     3rd     2nd     1st     4th     3rd     2nd     1st
Common Stock:          Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.    Qtr.
                      ------  ------  ------  ------  ------  ------  ------  ------
Common Stock
       High           $5.750  $3.500  $3.688  $1.875  $1.750  $1.500  $1.500  $2.250
       Low            $3.000  $2.625  $1.438  $1.000  $1.063  $1.000  $0.938  $1.063
- ------------------------------------------------------------------------------------

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

                  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
               (In thousands, except ratio and per share amounts)

- --------------------------------------------------------------------------------------------------------------
                                                             THREE MONTH
                                         FISCAL YEARS ENDED  PERIOD ENDED
                                              MARCH 31         MARCH 31,     CALENDAR YEARS ENDED DECEMBER 31
                                         1996         1995       1994         1993         1992         1991
                                       --------     -------    --------     --------     --------     --------
                                                  (restated)
Results of Operations:
Revenues                               $ 42,630     $34,579    $  7,221     $ 32,513     $ 31,833     $ 29,715
Income (loss) from
   continuing operations before
   reorganization items, income tax
   equity in earnings of affiliated
   companies, asset write-down,
   extraordinary gain and cumula-
   tive effect of accounting change       3,874         571        (341)         674        1,622       (3,975)
Equity in earnings (loss) of
   affiliated companies                   5,975       2,019        --           --         (3,641)       1,823
Asset write-down                         (3,000)       --          --           --           --           --
(Loss) income from
   continuing operations                  6,651       2,590        (341)      (3,412)      (4,632)      (6,301)
Discontinued operations,
  net of income tax                        --          --          --         (1,381)      (4,146)     (16,518)
Net gain (loss) before
  extraordinary gain and
  accounting change                       6,651       2,590        (341)      (4,793)      (8,778)     (22,819)
Extraordinary gain                        6,058        --          --         13,929         --           --
Cumulative effect of change to the
  equity method of accounting              --         7,590        --           --           --           --
                                       --------     -------    --------     --------     --------     --------
Net income (loss)                      $ 12,709     $10,180    $   (341)    $  9,136     $ (8,778)    $(22,819)
                                       ========     =======    ========     ========     ========     ========

Per common Share:
  Primary
  Net (loss) income -
  continuing operations                $   1.09     $  0.49    $  (0.06)    $  (0.73)    $  (1.05)    $  (1.43)
Net loss -
  discontinued operations                  --          --          --          (0.29)       (0.94)       (3.75)
Extraordinary gain                         1.00        --          --           2.97         --           --
Accounting change                          --          1.44        --           --           --           --
                                       --------     -------    --------     --------     --------     --------
Net income (loss) per share            $   2.09     $  1.93    $  (0.06)    $   1.95     $  (1.99)    $  (5.18)
                                       ========     =======    ========     ========     ========     ========

Financial Position:
  Current assets                       $ 12,147     $11,471    $  8,993     $  8,919     $ 14,319     $ 18,002
  Total assets                         $ 44,046     $40,137    $ 30,499     $ 30,564     $ 45,693     $ 54,170
Long-term debt                         $  3,561     $13,415    $ 17,998     $ 18,683     $     36     $     72
Shareholders' equity (deficit)         $ 25,760     $12,844    $  2,649     $  2,916     $ (6,810)    $  1,968
Ratio of current assets
  to current liabilities                   1.35        1.16        1.00         1.05         1.50         2.20
Debt to equity ratio                       0.14        1.04        7.24         6.71         --          18.10
- --------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On April 14, 1994, the Board of Directors voted to change the Company's fiscal year end from December 31, to March 31. In the following discussion, "1996" refers to the Company's fiscal 1996 year, (the twelve months ending March 31, 1996); "1995" refers to the Company's fiscal 1995 year, (the twelve months ending March 31, 1995) "1993" refers to the fiscal (and calendar year) ending December 31, 1993. For the three month period, January 1 to March 31, 1994, results of operations are presented where appropriate. For a discussion and comparison of this three-month period in relation to the same period of 1993, the reader is referred to the Company's Form 10-Q for the quarterly period ended March 31, 1994.

                  COMPARISON OF THE COMPANY'S OPERATING RESULTS
                   FOR THE YEARS ENDED MARCH 31, 1996 AND 1995

         REVENUES.

         Revenue for the Company during the fiscal year ended March 31, 1996 increased to $42.6 million from $34.6 million in fiscal 1995. The increase in revenue was primarily a result of growth in TLC's railcar fleet under management, which grew to 11,283 railcars from 6,182 railcars at March 31, 1995. The Company's revenue growth was also the result of the purchase and resale of 1,036 railcars, which contributed $3.1 million in revenues. TLC's growth in revenue was offset by lower revenues at TRS, which declined as a result of lower program repair work and the closure of two of its six mobile repair operations.

         OPERATIONS AND SUPPORT EXPENSES.

         For the fiscal year ended March 31, 1996, operations and support expenses increased to $31.7 million from $27.7 million in fiscal 1995. This increase was primarily a result of higher maintenance expenses arising from growth in TLC's managed railcar fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         For the fiscal year ended March 31, 1996, selling, general and administrative expenses increased to $6.1 million from $4.8 million in the same period of 1995. This increase was caused by higher personnel and marketing costs incurred to facilitate growth in revenue, primarily at TLC.

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

         In connection with the refinancing of the Company's debt, the Company evaluated the ongoing value of its property and equipment. Based on this evaluation, the Company determined in December 1995 that assets at one facility with a carrying value of approximately $5.5 million were impaired and such assets were written down by $3 million to their fair value. Fair value was estimated based upon property and equipment appraisals.

         EQUITY IN THE EARNINGS OF SFAT.

         Equity in earnings of SFAT represents the Company's share of earnings in SFAT, of which Transcisco Trading Company (a wholly owned subsidiary of the Company) had a 23.5% ownership interest as of March 31, 1996. For the year ended March 31, 1996, equity in earnings of SFAT were $5.98 million, versus $2 million for the same period of 1995. The increase in earnings is attributable to growth in the volume of goods transported by SFAT, as well as expanded volumes of collection of certain transportation tariffs by SFAT on behalf of the Russian Ministry of Railways. Please refer to note 1 to the Consolidated Financial Statements for a further description of the Company's equity in the earnings of SFAT.

         NET INCOME.

         Net income for the fiscal year ended March 31, 1996 was $12.7 million, or $2.09 per share. Approximately $6.1 million, or $1.00 per share, of net income was a result of an extraordinary gain on the debt refinancing completed in August 1995. In fiscal 1996, income before the extraordinary gain was approximately $6.7 million or $1.09 per share. In fiscal 1995, net earnings were $10.2 million, or $1.93 per share. Fiscal 1995 net earnings reflect a $7.6 million cumulative effect from the Company's change to the equity method of accounting for SFAT. In addition, the 1995 earnings were restated to reflect $2 million of equity in SFAT's fiscal 1994 net income (see note 1 to the Consolidated Financial Statements).

         The $4.2 million increase in fiscal 1996 income (before the extraordinary gain) was a result of several factors. First, TLC's purchase and resale of 1,036 railcars increased net earnings by $2.7 million. Second, growth in TLC's managed railcar fleet boosted sales and earnings. Third, the Company's share of SFAT's income increased approximately $4 million over 1995 as a result of SFAT's continued success providing Russian rail transportation services. The increase in income was offset by a $3 million asset write-down (see note 3 of the Consolidated Financial Statements) and a $400,000 charge related to operating changes made at TRS to more efficiently manage small dollar value inventory.

           COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE YEARS
                   ENDED MARCH 31, 1995 AND DECEMBER 31, 1993

         REVENUES.

         Revenue for the Company during the fiscal year ended March 31, 1995 increased to $34.6 million from $32.5 million in fiscal 1993. The increase in revenue was primarily a result of growth in TLC's railcar fleet under management, which grew to 6,182 railcars from 2,544 railcars at December 31, 1993.

         OPERATIONS AND SUPPORT EXPENSES.

         For the fiscal year ended March 31, 1995, operations and support expenses increased to $27.7 million from $27 million in fiscal 1993. This increase was primarily a result of higher maintenance expenses arising from growth in TLC's managed railcar fleet.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

         For the fiscal year ended March 31, 1995, selling, general and administrative expenses decreased to $4.8 million from $4.9 million in 1993. This decrease was a result of the Company's cost cutting measures implemented during its Chapter 11 proceedings. Such cost cutting measures included consolidation of offices and of employee job functions.

         EQUITY IN THE EARNINGS OF SFAT.

         Equity in earnings of SFAT represents the Company's share of earnings in SFAT, of which Transcisco Trading Company (a wholly owned subsidiary of the Company) had a 23.5% ownership interest as of March 31, 1995, and a 20% ownership as of December 31, 1993. Equity in the earnings of SFAT for the year ended March 31, 1995 were $2 million. As of April 1, 1994, the Company recorded a cumulative effect of the resumption of equity accounting of $7.6 million. The Company is unable to determine comparable data for the year ended December 31,

1993. Refer to note 1 to the Consolidated Financial Statements for a further description of the Company's equity in the earnings of SFAT.

         NET INCOME.

         Net income for the fiscal year ended March 31, 1995 was $10.2 million, or $1.93 per share. Approximately $7.6 million, or $1.44 per share, of net income was attributable to a cumulative effect from the change in accounting for SFAT. In addition, approximately $2 million, or $0.38 per share, of net income was a result of the Company's equity in the fiscal 1994 earnings of SFAT. In fiscal 1993, net earnings were $9.1 million, or $1.95 per share. Net income in 1993 included approximately $14 million, or $2.97 per share, from an extraordinary gain recognized in connection with forgiveness of debt in the Company's Chapter 11 proceedings.

         Excluding equity in the earnings of SFAT and the cumulative effect of the change in accounting, the Company's net income was $571,000 in 1995. In 1993
- -- excluding the extraordinary gain -- the Company recorded losses of $4.8 million. Fiscal 1995's $5.4 million increase in net income before equity in the earnings of SFAT, the cumulative accounting change, and extraordinary items was primarily a result of certain charges taken in 1993. These charges included $5.6 million in bankruptcy-related costs and adjustments to claims.

                         LIQUIDITY AND CAPITAL RESOURCES

         On August 1, 1995, the Company refinanced substantially all of its long-term debt. Financing for the transaction was provided by Transamerica Business Credit Corporation, ("Transamerica") and Furman Selz SBIC, L.P. ("Furman Selz"). Transamerica provided a $10 million asset-based credit facility, while Furman Selz purchased a $3 million subordinated note (Furman Selz also purchased warrants to acquire 1 million shares of the Company's common stock at $1.50 per share). The proceeds from these loans and approximately $3 million of the Company's available cash were used to repurchase approximately $15 million of the Company's Class F debt (including accrued interest) for a cash payment of $8.4 million and other consideration, resulting in an approximate $6 million extraordinary gain. The Company also used $1.7 million of proceeds from the refinancing to retire all of its short-term revolving line of credit held by Congress Financial Corporation.

         The ratio of current assets to current liabilities was 1.35 to 1.0 at March 31, 1996 compared to 1.16 to 1.00 at March 31, 1995. Working capital increased by $1.5 million as a result of cash flow from operations. This increase was also due to the refinancing.

         The Company's cash flow from operations was $9,465,000 for the year ended March 31, 1996, compared to $367,000 for the year ended March 31, 1995. The growth in operating cash flow resulted from higher earnings and increases in certain liabilities, including increases in the Company's deferred maintenance liability due to the timing of customer prepayments and actual maintenance costs. Cash flow from financing activities was a deficit of $6,942,000 for the year ended March 31, 1996, compared to a positive cash flow of $1,094,000 for the year ended March 31, 1995. The reduction in cash flow from financing activities was due to the Company's refinancing.

       The Company's cash requirements were satisfied primarily through cash on hand, operating earnings and revolving loans (in addition to a term loan and subordinated note used to fund the refinancing). There were no outstanding borrowings under the Company's revolving loan at March 31, 1996. Based upon the Company's level of inventory and accounts receivable, coupled with the revolving loan's eligibility requirements, the net availability of funds under the facility increased to approximately $1.5 million as of March 31, 1996. Management believes its present cash balance, availability of working capital from the loan facility, and attainment of projected cash flow should be sufficient to meet the Company's working capital requirements for at least the next 12 months.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See Item 14 for financial statement information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         GENERAL.

         The following table shows the directors and executive officers of the Company, their respective ages, and their current positions:

                                  Term expires
Name                        Age  in fiscal year  Current Position
- ----                        ---  --------------  ----------------
Eugene M. Armstrong          78       1997       Chairman of the Board
William F. Bryant            57        --        President, Transcisco Leasing Company
Brian J. Comstock            34        --        Vice President, Sales & Marketing, TRS
Ottokarl F. Finsterwalder    60       1996       Director
Brian P. Friedman            40       1996       Director
William E. Greenwood         58       1998       Director
Paul G. Hayes                58        --        Vice President, Engineering, TRS
Robert A. Jahnke             52        --        President, Transcisco Rail Services
Steven L. Pease              52       1997       President and CEO of the Company; Director
Gregory S. Saunders          33        --        Vice President, Controller of the Company
George A. Tedesco            73       1998       President, Transcisco Trading Company, Director

         Eugene M. Armstrong was elected to the Board of Directors in February 1985, and was appointed President and Chief Executive Officer of the Company in July 1991. Mr. Armstrong resigned as President and became Chairman of the Board in January 1993. From 1969 to his retirement in August 1983, Mr. Armstrong held a number of executive positions with Morrison-Knudsen, Inc. (MK), a construction company, including director of MK, President of two MK-owned short line railroads and all of its railroad operations, and as President, Chairman of the Board and director of H.K. Ferguson Co., director and Executive Vice President of Industrial, Mining and Manufacturing Operations and Manager of the Missile and Space Division of Morrison-Knudsen, Inc.

         William F. Bryant was appointed President of Transcisco Leasing Company in August, 1990 when the Board of Directors decided the Company should re-enter the rail equipment leasing business. From 1985 to 1990, Mr. Bryant was Senior Vice President, Marketing and Sales for U.S. Leasing International, Inc. Prior to this, Mr. Bryant held senior marketing positions in the rail industry with BRAE Corporation and PLM, Inc., where he was President of PLM Railcar Services, Inc. from 1974 to 1979.

         Brian J. Comstock became Vice President of Sales and Marketing of Transcisco Rail Services Company, a subsidiary of the Company in February 1995. From 1986 through 1995, Mr. Comstock served as Regional Director of Sales overseeing Central and Northwestern U.S. markets. Previously, Mr. Comstock held management positions in operations. Mr. Comstock is a member of the Association of American Railroads and the Car Department Officers Association.

         Ottokarl F. Finsterwalder was elected to the Board of Directors in September, 1990. Mr. Finsterwalder was an attorney with Shearman & Sterling until 1970. From 1970 to 1975, he was a director of Hill Samuel & Co., Ltd., a merchant bank located in London. Since 1975, Mr. Finsterwalder has served as Executive Vice President in charge of international operations of Creditanstalt-Bankverein in Vienna. In July, 1985, he was appointed to the Board of Managing Directors of Creditanstalt-Bankverein. Mr. Finsterwalder is also a director of several companies, including Banco Interfinanzas S.A., Buenos Aires, Eckes AG, Frankfurt, Global bond Plus, Ltd., London, Banco BBA-Crediantstalt S.A., Sao Paulo, and Energy International, London.

         Brian P. Friedman was appointed to the Board of Directors on August 31, 1995, pursuant to the Note and Warrant Purchase Agreement dated August 1, 1995, which provides Furman Selz SBIC, L.P. the right to designate one director to serve on the Company's board of directors. Mr. Friedman is President of Furman Selz Investments LLC and has been an Executive Vice President of Furman Selz LLC for more than the past five years. Mr. Friedman serves on the board of directors of the Coast Distribution System and on the board of a number of private companies.

         William E. Greenwood was elected to Board of Directors on January 20, 1995. Mr. Greenwood is currently president of the Zephyr Group, a Fort Worth, Texas based company. For thirty years, Mr. Greenwood served in various capacities at Burlington Northern Railroad Company (BN), one of the largest railroads in the United States. Mr. Greenwood's most recent position was Chief Operating Officer of BN (1990-1994). He resigned from that post in June, 1994. Prior to this position, he served as Executive Vice President-Marketing & Sales for BN (1985-1990) and Vice President-Intermodal Transportation (1981-1984). Previously, he served in numerous executive positions with BN. Mr. Greenwood serves on the boards of Mark VII, Inc. and Ameritruck Distribution System Corp.

         Paul G. Hayes became Vice President, Engineering of Transcisco Rail Services Company, a subsidiary of the Company, in November 1987. Mr. Hayes has spent the past 28 years in the rail industry after 5 years in aerospace engineering. Previous positions include Director of Engineering, Director Research and Development, Director of Quality Control while at Richmond Tank Car Company, and Chief Product Engineer at ACF Industries, Incorporated.

         Robert A. Jahnke became President of Transcisco Rail Services Company, a subsidiary of Company in April 1995. Mr. Jahnke was previously Senior Vice President, Operations of Chicago and Northwestern Transportation Company, where his entire career of 29 years resulted in major contributions in areas of operations, equipment management, and finance.

         Steven L. Pease, Chairman, Chief Executive Officer and President of Deucalion Securities, Inc., became President and Chief Executive Officer of Transcisco Industries, Inc. for the third time in his career in January of 1995. Mr. Pease had earlier rejoined the Board of Directors in December 1992. Mr. Pease brings with him considerable expertise in the rail services industry, having served as the former President and Chief Executive Officer of PLM Companies, Inc. (the predecessor company of Transcisco Industries and PLM International) from 1981 through 1987, and having served on the Board of Directors from 1981 through 1989. Mr. Pease was also a member of the PLM International Inc., Board of Directors from 1988 through 1989. Mr. Pease served as Chief Executive Officer of Transcisco Industries from January 1993 to March 1994, in the process leading the Company from its bankruptcy. Mr. Pease is a graduate of the Harvard Business School.

         Gregory S. Saunders became Vice President, Controller of the Company in May 1995. Previously, Mr. Saunders was Manager of Business Development for the Company from 1990 to 1995. In this position Mr. Saunders served in various financial and project management capacities. From 1985 through 1988, Mr. Saunders served in various financial management capacities for the Company's predecessor (PLM Companies, Inc.), including the position of Manager of Accounting of Financial Analysis. Prior to 1985, Mr. Saunders held finance and system analytical positions at American Express Company and Control Data Systems, Inc. Mr. Saunders is a graduate of the Harvard Business School.

         George A. Tedesco has twenty-one years of continuous service with the Company (including its predecessor companies) and was appointed president of TTC in 1992. Prior to that, Mr. Tedesco was the senior vice president of marketing and sales of the Company. Mr. Tedesco played a key role in creating the Company's successful Russian affiliate, SFAT, and has extensive experience doing business in Russia. Mr. Tedesco was elected to the Company's board of directors in January 1995. Mr. Tedesco has been employed in various executive positions since he joined the Company's predecessor in 1975.

         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership of Common Stock with the SEC and the

American Stock Exchange using Form 3, 4, or 5. Officers, directors and greater-than-ten-pecent holders are required to furnish the Company with copies of all such forms which they file.

         Except for one delinquent filing each of Form 4 by Messrs. Pease, Jahnke and Saunders, the Company believes that during fiscal 1996 all filing requirements applicable to the Company's officers, directors, greater-than-ten-percent beneficial owners, and other persons subject to Section 16 of the Exchange Act were complied with based solely on the Company's review of the filings by such persons and written representations from certain persons that no filing on Form 4 or 5 was required.

ITEM 11. EXECUTIVE COMPENSATION.

         GENERAL.

         The following table sets forth, for each of the Company's last three fiscal years, the compensation awarded to, earned by, or paid to the chief executive officer and each of the four most highly compensated executive officers of the Company other than the chief executive officer (together, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                            Long-Term Compensation
                                                                     ----------------------------------
                                               Annual Compensation   Restricted                  LTIP      All other
  Name & Principal                 Fiscal    ----------------------    Stock      Options       Payouts     Compen-
      Position                     Year(1)   Salary ($)  Bonus($)(7)  Awards(6) (# of Shares)*    ($)      sation ($)
      --------                     -------   ----------  -----------  --------- --------------    ---      ----------
STEVEN L. PEASE(2)                  1996      226,667      330,000      --         150,000         --          --
 President & Chief                  1995       87,521         --        --         300,000         --          --
 Executive Officer                  1994       43,750         --        --            --           --          --

WILLIAM F. BRYANT                   1996      172,802      447,000      --            --           --         8,600(3)
  President,                        1995      172,308      135,500      --            --           --         4,800
  Transcisco Leasing Co.            1994       43,750         --        --            --           --         4,800

GEORGE A. TEDESCO                   1996      174,060      100,000      --         170,000(4)      --          --  (5)
  President,                        1995      148,260         --        --            --           --          --
  Transcisco Trading Co.            1994       37,644         --        --            --           --          --

ROBERT A. JAHNKE                    1996      175,000         --        --          60,000         --        62,500(8)
 President, Transcisco              1995         --           --        --            --           --          --
  Rail  Services Co.                1994         --           --        --            --           --          --

PAUL G. HAYES                       1996      103,500        4,500      --            --           --         7,500
  Vice President, Engineering       1995      102,896        6,000      --            --           --         7,500
  Transcisco Rail Services Co.      1994       23,160         --        --            --           --         1,875(9)

- --------------------------------------------------------------------------------
 *  No SARs were issued
(1) The fiscal period 1994 refers to the three month period ended March 31, 1994, pursuant to the Company's transition to a March 31 fiscal year beginning with the twelve months ended March 31, 1995.
(2) Amounts paid to Deucalion Securities, an affiliate of Mr. Pease.
(3) Includes $3,800 in life insurance premiums paid by the Company and a $4,800 per annum automobile allowance. Years 1994-1995 include only the automobile allowance.
(4) Mr. Tedesco was granted 170,000 options at $0.22 per share in partial settlement of Mr. Tedesco's Class F deferred compensation claim.
(5) Mr. Tedesco was a Class F claimant in connection with a terminated deferred compensation agreement and received common stock options, a note cash, and the waiving of the exercise price and vesting period on 60,000 options in consideration for his claim.
(6) None of the Named Executive Officers hold restricted stock pursuant to the issuance of Restricted Stock Award(s).
(7) Bonus amounts reflect sums earned in each respective year, but paid in following year.
(8) Amount reflects value of 250,000 stock purchase rights issued to Mr. Jahnke. Value was calculated as difference between exercise price and market value of common stock on the date the stock purchase agreement was signed.
(9) Amount reflects debt forgiveness on a loan of approximately $30,000 to Mr. Hayes.

         OPTIONS.

         The following table sets forth certain information with respect to stock options granted to the Named Executive Officers during the fiscal year ended March 31, 1996, including hypothetical gains based on assumed rates of annual compound stock price appreciation:

           STOCK OPTION GRANTS IN LAST FISCAL YEAR - INDIVIDUAL GRANTS

                                                                                  Potential Realizable Value at
                                                                                     Assumed Annual Rates of
                         Number of                                                   Stock Price Appreciation
                        Securities      % of  Total    Exercise        Expira-     (through Expiration Date)(7)
                        Underlying        Options       Price           tion       ----------------------------
     Name             Options Granted     Granted       ($/sh)         Date(6)     5% Per Year    10% Per Year
     ----             ---------------     -------       ------         -------     -----------    ------------
William F. Bryant(1)         --             --         $    0.50      3-31-2003      $ 18,867      $   47,812
Paul G. Hayes(2)             --             --         $    0.50      3-31-2003      $    566      $    1,434
Robert A. Jahnke(3)        60,000           14.2%      $  1.4375      4-15-2005      $160,368      $  406,404
Steven L. Pease(4)        150,000           35.5%      $    4.50       2-1-2006      $405,637      $1,027,964
George A. Tedesco(5)      170,000           40.3%      $    0.22      7-31-2005      $ 54,242      $  137,460

- --------------------------------------------------------------------------------
(1) Mr. Bryant was not granted options in fiscal 1996. Exercise price, expiration date, and realizable values refer to 60,000 options granted March 31, 1993.
(2) Mr. Hayes was not granted options in fiscal 1996. Exercise price, expiration date, and realizable values refer to 1,800 options granted March 31, 1993.
(3) Options were granted effective April 1995 pursuant to the Company's Amended and Restated (1994) Stock Option Plan (the "1994 Stock Option Plan"). Mr. Jahnke's options vest over a three year period in even monthly amounts. The 1994 Stock Option plan is administered by the independent directors.
(4) Options were granted effective March 1996: (i) pursuant to the Company's
    1994 Stock Option Plan, if the amendment to such plan is adopted by the stockholders of the Company at the 1996 annual meeting, or (ii) outside of such plan if the amendment is not adopted. Mr. Pease's options vest over a five year period in even monthly amounts.
(5) Options were granted effective July 1995 as partial compensation for a deferred compensation Class F bankruptcy claim.
(6) Subject to earlier termination in certain events related to termination of employment.
(7) Represents assumed rates of stock price appreciation in accordance with the Commission's rules. Actual gains, if any, on stock options exercises are dependent on the future market price of the Company's Common Stock. Computation based on actual option term and annual compounding, computed as the product of: (a) the difference between: (i) the product of the per share market price at the effective date of grant and the sum of 1 plus the adjusted stock price appreciation rate (5% - 62.8%, 10% - 159.4%) and (ii) the per share exercise price of the option and (b) the number of securities underlying the grant at fiscal year end.

     AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION VALUES

                                                                    Number of
                                                                    Securities             Value of
                                                                    Underlying            Unexercised
                                                                   Unexercised          in-the-money
                                                                    Options at              Options
                                                                 Fiscal Year End     at Fiscal Year-End
                             Shares                Value               (#)                 end ($)
                           Acquired on           Realized         Exercisable/          Exercisable/
Name                       Exercise (#)             ($)           Unexercisable         Unexercisable
- ----                       ------------             ---           -------------         -------------
William F. Bryant               --                    --           48,771/11,229        219,470/50,531
Paul G. Hayes                2,600                 5,217               425/1,375           1,913/6,188
Robert A. Jahnke                --                    --           19,180/40,820        68,329/145,421
Steven L. Pease                 --                    --         121,585/328,415     432,843/1,169,157
George A. Tedesco               --                    --               170,000/0             812,600/0

- --------------------------------------------------------------------------------

         DIRECTOR COMPENSATION.

         Each non-employee director of the Company receives a fee of $2,000 per month. In addition, directors are reimbursed reasonable and customary expenses incurred for attendance at meetings, including, but not limited to, air fare and hotel accommodations. Directors are also awarded additional compensation in connection with extraordinary contributions to the Company. During fiscal 1996, Mr. Finsterwalder was awarded special compensation in the form of options to purchase 25,000 shares of Common Stock, which will be issuable under the Company's Stock Purchase Plan, as amended.. The options carry an exercise price of $4.50 per share and are exercisable immediately.

         EMPLOYMENT CONTRACTS.

         In January 1995, the Company entered into a consulting agreement (the "Consulting Agreement") with Deucalion Securities, of which Mr. Pease is CEO. The Consulting Agreement was amended in March 1996. The Agreement is identical to an earlier agreement executed between the Company and its former CEO, Mr. Phil Kantz. The Agreement, as amended, terminates on March 31, 1998, through which period of time Mr. Pease is to receive his base salary, which was increased to $240,000 per year in accordance with the Consulting Agreement (such increase occurring upon the refinancing of the Company on August 1, 1995). The Consulting Agreement also establishes incentive compensation for Mr. Pease in terms of performance of the Company relative to its goals outlined in the Company's Chapter 11 bankruptcy plan, including a bonus for exceeding earnings and cash flow projections. In addition, the Agreement grants to Mr. Pease 300,000 options pursuant to the Company's Amended and Restated (1994) Stock Option Plan. The exercise price of the options was set at the market price of the stock on the day of granting, which was $1.4375 per share. The options vest over a three year term, ending January 1998. The Agreement states that, upon a change of control (as defined in the Consulting Agreement), Mr. Pease's options will immediately vest. The Consulting Agreement was amended to include a 1996 bonus award of $330,000 in cash and options to purchase 150,000 shares of the Company's Commons Stock at $4.50 per share. The bonus was awarded as a result of Mr. Pease's achievement of specific earnings and cash flow targets as outlined in the Consulting Agreement.

         In 1993, the Company entered into an employment agreement (the "1993 Bryant Agreement") with Mr. William F. Bryant, President of Transcisco Leasing Company (TLC). The 1993 Bryant Agreement supersedes the previous employment agreement with Mr. Bryant dated July 9, 1990. The term of the 1993 Bryant Agreement is five years ending June 30, 1998. Pursuant to the 1993 Bryant Agreement, Mr. Bryant's employment may be terminated for cause only. Mr. Bryant's base salary was set at $175,000 per annum; the board of directors of TLC may increase the base salary if it determines an adjustment is equitable and in the best interests of the Company. The 1993 Bryant Agreement includes incentive compensation, allowing Mr. Bryant and the management employees of TLC to share up to 10% of the pretax earnings of Transcisco Leasing Company. The 1993 Bryant Agreement also includes customary healthcare and other benefits. In the event of a merger, acquisition, or change of control of TLC, the 1993 Bryant Agreement shall become binding on the successor entity or the controlling person.

         In 1995 the Company signed a letter agreement (the "Jahnke Letter") with Mr. Robert A. Jahnke, President of Transcisco Rail Services Company (TRS). Pursuant to the Jahnke Letter, Mr. Jahnke's employment may be terminated for cause only. Mr. Jahnke's base salary was set at $175,000 per annum; the board of directors of TRS may increase the base salary if it determines an adjustment is equitable and in the best interests of the Company. The Jahnke Letter includes incentive compensation, allowing Mr. Jahnke to receive a bonus up to 100% of his base salary for exceeding certain financial targets. In addition, the Jahnke Letter provided for the grant of 60,000 options, vesting over three years and exercisable at $1.4375 per share. The options vest immediately upon a change in control. The Jahnke Letter also awarded 250,000 stock purchase rights (the "Purchase Rights") issuable under the Company's Stock Purchase Plan. The Purchase Rights carried an exercise price of $1.00 per share and were exercisable immediately.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         During the period ended March 31, 1996, no executive officer of the Company served (i) as a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's compensation committee (the "Company Compensation Committee"); (ii) as a director of another entity, one of whose executive officers served on the Company Compensation Committee; or (iii) as a member of the compensation committee (or other board committee performing equivalent functions, or in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Company's board of directors.

         No member of the Company Compensation Committee (i) was, during the period ended March 31, 1996, an officer or employee of the Company or any of its subsidiaries; (ii) was formerly an officer of the Company or any of its subsidiaries; or (iii) had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K.

         BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION.

         For the fiscal year 1996, the Company Compensation Committee consisted of Messrs. Armstrong and Finsterwalder, neither of whom currently is an employee of the Company. As part of its duties, the Company Compensation Committee reviews compensation levels of executive officers, evaluates performance of management and administers the 1994 Stock Option Plan. The Company Compensation Committee is assisted by the Company's human resources personnel and the Company's independent auditor, Ernst & Young LLP, which supplies the Company Compensation Committee with statistical data and other executive compensation information to permit the Company Compensation Committee to compare the Company's compensation policies against compensation levels nationwide and against programs of other companies of similar size in the Company's industry and geographic area. The companies included in the salary comparisons are generally not the same as the companies included in the index in the stock performance graph included hereafter. The Company Compensation Committee believes that the Company's most direct competitors for executive talent in the San Francisco Bay Area are not necessarily the same companies to which the Company would be compared for stock performance purposes.

         The Company's executive compensation programs are designed to attract and retain executives who will contribute to the Company's long-term success, to reward executives for achieving the Company's short- and long-term strategic goals, to link executive compensation and shareholder interest through equity-based plans, and to recognize individual contributions to the Company's performance.

         It is the Company Compensation Committee's belief that none of the Company's executive officers will be affected by the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended, which limits the deductibility of certain executive compensation during fiscal 1996. Therefore, the Committee has not adopted a policy as to compliance with the requirements of
Section 162(m).

         The Company Compensation Committee has established Mr. Pease's base salary in reference to that provided to Mr. Pease's predecessor and in reference to mean total compensation for area companies. Base salaries for executive officers other than the Company's chief executive officer are set at approximately the mean total cash compensation level of referenced surveys.

         For the executive officers of the Company, compensation consists of three principal elements: base salary, annual bonus, and stock options.

         Base Salary. The base salaries of executive officers are initially determined by evaluating the responsibilities of the position held and the experience and performance of the individual, with reference to the competitive marketplace for executive talent, including a comparison to base salaries for comparable positions based on data contained in the surveys discussed above. Executive officer base salaries are targeted toward the mean total compensation established by such surveys in order to attract and retain executives who, in the Company's belief, are best able to meet the unique challenges facing the Company. The Company Compensation Committee reviews executive salaries annually and adjusts them as appropriate to reflect changes in market conditions and individual performance and responsibilities.

         Bonus Program. The bonus program emphasizes the Company's belief that executive compensation should be closely tied to the Company's profitability. The Company's bonus program also acknowledges company and, indirectly, individual performance. Bonuses can be paid only if the Company exceeds specific goals established for the fiscal year. The bonus program is intended to bring the executives' base salary plus bonus compensation above the mean total compensation levels established by referenced surveys when all company and individual performance criteria are met.

         Stock Options. Under the 1994 Stock Option Plan, stock options may be granted to executive officers and other key employees of the Company. Upon joining the Company, an individual's initial option grant is based on the individual's responsibilities and position and upon information provided in referenced surveys. The size of any annual stock option awards thereafter is based primarily on a qualitative assessment of an individual's performance and the individual's responsibilities and position with the Company, as well as on the individual's present outstanding options. Options are designed to align the interests of executive officers with those of the Company's shareholders. All incentive stock options are granted with an exercise price equal to the fair market value of the Company Common Stock on the date of grant and generally vest over four years. This approach is designed to encourage the creation of shareholder value over the long term since no benefit is realized from the stock option grant unless the price of the Company Common Stock rises over a number of years.

         Other elements of executive compensation include participation in a company-wide medical and insurance benefits plan and the ability to defer compensation pursuant to a 401(k) plan. The Company makes 50% matching contributions to the 401(k) plan, up to $1,000 per employee per year.

         The Company Compensation Committee established the salary and bonus compensation levels for Mr. Pease, President and CEO of the Company, in reference to a Consulting Agreement (the "Consulting Agreement") between the Company, Mr. Pease and Deucalion Securities, a firm of which Mr. Pease is CEO. The Consulting Agreement was amended March 1, 1996 and is substantially the same agreement executed with the Company's predecessor President and CEO. The salary and bonus levels specified in the Consulting Agreement were established based upon reference to compensation surveys of area companies of similar size. The Consulting Agreement, as amended, provides for Mr. Pease to be paid a salary of $240,000 per year through the expiration date of the Consulting Agreement, which is March 31, 1998.. The Consulting Agreement also provides for a fiscal 1996 bonus of $330,000 in cash and 150,000 options. The options were issued on March 1, 1996, carry an exercise price of $4.50 per share, and vest immediately upon a change in control, as defined in the Consulting Agreement). The 1996 fiscal year bonus was based upon a formula outlined in the Consulting Agreement which provides for a bonus of up to two times Mr. Pease's salary in the event the Company meets or exceeds certain cash flow and earnings targets. The Company exceeded the specified targets.

         PERFORMANCE GRAPH

         The following graph sets forth the Company's total five (5) year cumulative shareholder return as compared to the Russell 2000 index ("Russell 2000"), the Standard & Poors Mid-Capitalization Index ("S&P Mid-Cap"), and the S&P Transportation Index ("S&P Transportation"). The Company believes the Russell 2000, which encompasses the shareholder returns of small public companies, is the most representative index for purposes of comparing the Company's total shareholder return.

         Total shareholder return assumes $100 invested at the beginning of the period in the common stock of the Company and the stocks represented in the S&P Mid-Cap, S&P Transportation, and Russell 2000 indices. Total return also assumes reinvestment of dividends; the Company has paid no dividends on the Company's Common Stock since 1990.

         Historical stock price performance should not be relied upon as indicative of future stock price performance.

                                   [GRAPHIC]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following tables sets forth, as of June 1, 1996, the most recent practicable date, for purposes of Item 12, prior to the filing of this report on Form 10-K, certain information with respect to (i) persons who, to the best knowledge of the Company, was the beneficial owner of more than five percent of the outstanding shares of Company Common Stock, the Company's only class of voting security, and (ii) the number of shares of Company Common Stock beneficially owned by each current director, the Named Executive Officers, and by all current directors and executive officers as a group:

    (A) Security Ownership of Certain Beneficial Owners

                                                     Number of             Percent
      Name                                           Shares(2)           of Total(3)
      ----                                           ---------           -----------
Brian P. Friedman(1)                                  972,667                14.3%
Steve L. Pease                                        383,975                 5.7%

- --------------------------------------------------------------------------------
(1) Includes 6,000 shares issuable upon exercise of options and 966,667 shares issuable upon exercise of a warrant purchased by Furman Selz SBIC, L.P., of which Mr. Friedman is an officer of the general partner.
(2) Shares include 978,667 and 186,940 shares issuable upon exercise of warrants or options within 60 days of the date of this proxy to Furman Selz and Mr. Pease, respectively. Amount does not include 263,060 of additional shares issuable pursuant to options upon a change in control of the Company.
(3) Based upon 5,269,614 shares outstanding plus 1,530,241 shares issuable within 60 days from the date of this Annual Report on Form 10-K to directors, officers and employees under option and warrant agreements.
    Amount does not include an additional 295,492 shares issuable pursuant to options upon change in control of the Company.

    (B) Security Ownership of Directors and Management

                                                        Number of           Percent
      Name                                               Shares           of Total(1)
      ----                                               ------           -----------
Eugene M. Armstrong                                        80,500             1.2%
William F. Bryant(2)                                       89,232             1.3%
Dr. Ottokarl F. Finsterwalder(3)                           40,000             **
Brian F. Friedman(4)                                      972,667            14.3%
William E. Greenwood(5)                                     6,000             **
Paul G. Hayes(6)                                              998             **
Robert A. Jahnke(7)                                       277,568             4.1%
Steven L. Pease(8)                                        383,975             5.7%
George A. Tedesco(9)                                      265,834             3.9%
All directors & officers
  as a group (9 persons)(10)                            2,116,774            31.1%

- --------------------------------------------------------------------------------
(1) Based upon 5,269,614 shares outstanding plus 1,530,241 shares issuable within 60 days from the date of this Annual Report on Form 10-K to directors, officers and employees under option and warrant agreements.
(2) Includes 53,482 shares of the Company Common Stock which may be purchased by Mr. Bryant upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(3) Includes 25,000 shares of the Company Common Stock which may be purchased by Mr. Finsterwalder upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(4) Includes 6,000 shares issuable exercise of options and 1,000,000 shares issuable upon exercise of warrants issued to Furman Selz SBIC, L.P., of which Mr. Friedman is an officer of the general partner.
(5) Includes 6,000 shares of the Company Common Stock which may be purchased by Mr. Greenwood upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(6) Includes 998 shares of the Company Common Stock which may be purchased by Mr. Hayes upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(7) Includes 27,568 shares of the Company Common Stock which may be purchased by Mr. Jahnke upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(8) Includes 176,107 shares of the Company Common Stock which may be purchased by Mr. Pease upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(9) Includes 170,000 shares of the Company Common Stock which may be purchased by Mr. Tedesco upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K.
(10) Includes 1,431,822 shares of the Company Common Stock which may be purchased by the directors and Named Executive Officers upon exercise of options over the sixty days following the date of this Annual Report on Form 10-K
 **  = Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Brian P. Friedman, a director nominated for re-election at the upcoming 1996 Annual Meeting of Stockholders, is an executive vice president of Furman Selz LLC, an affiliate of Furman Selz SBIC, L.P., to which the Company is indebted in the amount of $1,450,000, pursuant to that certain Note and Warrant Purchase Agreement, dated as of August 1, 1995, among the Company, TRS, TLC, TTC, Furman Selz SBIC, L.P., and James Dowling.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      FINANCIAL STATEMENTS AND EXHIBITS:

         (1) Transcisco Industries, Inc. Consolidated Financial Statements and Report of Independent Auditors: see the Index on page 12 of this Report.

         (2)      Exhibits:

         3.1 Joint Plan of Reorganization, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         3.2 Amended and Restated Certificate of Incorporation of Transcisco Industries, Inc., incorporated by reference to Form 8-A by the Company on August 12, 1993.

         3.3 Amended and Restated By-Laws, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         4.1 Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Transcisco Industries, Inc.

         10.1 Lease agreement for 601 California Street, incorporated herein by reference to Company's filing of Form 10-K for December 31, 1988, filed with the Securities and Exchange Commission.

*        10.2     Transcisco Industries, Inc. Amended and Restated (1994) Stock
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

*        10.4     Employment Agreement between TRS and Mr. Robert A. Jahnke, dated April 13, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

*        10.6     Transcisco Industries, Inc. Directors' (1994) Stock Option
                  Plan, incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities and Exchange
                  Commission.

*        10.7     Employment Agreement as amended, dated May 1, 1995 between Mr.
                  William F. Bryant and Transcisco Leasing Company, a subsidiary of Company, incorporated herein by reference to the Company's
                  Form 10-K for the fiscal year ended March 31, 1995.

*        10.8     Agreement between Deucalion Securities, Inc., and Steven L.
                  Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

*        10.9     Amendment dated March 1, 1996 to the Agreement between
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

         10.15 Agreement and Plan of Merger dated June 17, 1996 among Trinity Industries, Inc., Trinity Y, Inc., and the Company.

*        10.17    The Company's Stock Purchase Plan incorporated by reference to the Company's Form S-8 filed April 8, 1995 with the Securities and Exchange Commission.

         10.18 Amendment dated June 17, 1996 to the Rights Agreement by and between the Company and Wells Fargo Bank National Association (formerly First Interstate Bank of California), dated September 5, 1995.

         21.1 List of subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         23.1 Consent of Independent Auditors regarding the Company's consolidated financial statements filed as part of this Annual Report on Form 10-K.

         27.0     Financial data schedule.

         99.1 JSC SFAT Consolidated Financial Statements for the years ended December 31, 1995 and 1994 with Independent Auditors' Report thereon.

         * Compensatory plans or arrangements required to be filed pursuant to item 14(c) of Form 10-K.

(b)      REPORT ON FORM 8-K FOR LAST QUARTER OF 1996:

                  No reports on Form 8-K were filed during the last quarter of fiscal 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 24, 1996                     Transcisco Industries, Inc.

                                        By: /s/ Gregory S. Saunders
                                            ------------------------------------
                                            Gregory S. Saunders, Vice President,
                                            Controller

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

         Signature                           Title                     Date
         ---------                           -----                     ----
/s/ Steven L. Pease                   President and                June 24, 1996
- -----------------------------------   Chief Executive Officer
    (Steven L. Pease)

/s/ Eugene M. Armstrong               Chairman of the Board        June 24, 1996
- -----------------------------------
    (Eugene M. Armstrong)

/s/ Dr. Ottokarl F. Finsterwalder     Director                     June 22, 1996
- -----------------------------------
    (Dr. Ottokarl F. Finsterwalder)

/s/ Brian P. Friedman                 Director                     June 24, 1996
- -----------------------------------
    (Brian P. Friedman)

/s/ William E. Greenwood              Director                     June 25, 1996
- -----------------------------------
    (William E. Greenwood)

/s/ Gregory S. Saunders               Vice President, Controller   June 24, 1996
- -----------------------------------   (principal financial and
    (Gregory S. Saunders)             accounting officer)

/s/ George A. Tedesco                 Director                     June 26, 1996
- -----------------------------------
    (George A. Tedesco)

                          TRANSCISCO INDUSTRIES, INC.
  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                            (ITEM 14 (a) (1) AND (2))

        DESCRIPTION                                                          PAGE NO.
        -----------                                                          --------
Report of Independent Auditors.                                                  22

Consolidated Balance Sheets at March 31, 1996 and 1995.                          23

Consolidated Statements of Operations for the years ended March 31, 1996 and 1995, the three month period ended March 31,
1994, and the year ended December 31, 1993.                                      24

Consolidated Statements of Shareholders' Equity (net capital deficiency)
for the years ended March 31, 1996 and 1995, the three month period
ended March 31, 1994, and the year ended December 31, 1993.                      25

Consolidated Statements of Cash Flows for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994, and
the year ended December 31, 1993.                                                26

Notes to Consolidated Financial Statements.                                      28

All schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Transcisco Industries, Inc.

We have audited the accompanying consolidated balance sheets of Transcisco Industries, Inc. (the "Company") as of March 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of SFAT (a Russian joint stock corporation in which the Company has a 23.5% ownership interest) for SFAT's fiscal years ended December 31, 1995 and 1994, or for any prior periods. Those statements were audited by other auditors whose report has been furnished to us and, our opinion, insofar as it relates to data included for SFAT, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Transcisco Industries, Inc. at March 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994 and for the year ended December 31, 1993, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, as of April 1, 1994, the Company changed its method of accounting for its equity investment in SFAT.



                                                               ERNST & YOUNG LLP

San Francisco, California
May 10, 1996, except note 11 as to which the date is June 17, 1996

                           TRANSCISCO INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

- -------------------------------------------------------------------------------------------------
                                                                       FISCAL YEAR ENDED MARCH 31
                                                                           1996           1995
                                                                         --------       --------
                                                                                       (restated)
ASSETS:
  Current Assets:
        Cash and cash equivalents                                        $  2,695       $  1,371
        Receivables                                                         6,377          6,221
        Inventories                                                         2,501          3,460
        Other current assets                                                  574            419
                                                                         --------       --------
              Total current assets                                         12,147         11,471

  Property and equipment, net                                              14,606         17,561
  Investment in SFAT                                                       17,214         11,024
  Other                                                                        79             81
                                                                         --------       --------
                                                                         $ 44,046       $ 40,137
                                                                         ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY:
  Current Liabilities:
        Accounts payable                                                 $  3,743       $  2,744
        Accrued compensation and benefits                                   1,968          1,202
        Unearned revenue                                                    1,505            265
        Other current liabilities                                           1,394          2,351
        Borrowings under bank line of credit                                 --            1,722
        Current portion of long-term debt                                     382          1,563
                                                                         --------       --------
              Total current liabilities                                     8,992          9,847

  Long-term debt                                                            3,561         13,415
  Other long-term liabilities                                               2,861          2,923
  Deferred maintenance liability                                            2,872          1,108
  Commitments and contingencies

  Shareholders' Equity:
        Preferred Stock, no par value, 1,000,000 shares authorized,
        none issued                                                          --             --
        Common Stock, $.01 par value, 15,000,000 shares authorized, issued and outstanding 6,064,004 shares in 1996, and
        5,609,961 shares in 1995                                               53             51
        Paid-in capital in excess of par                                   17,747         17,022
        Retained earnings (accumulated deficit)                            11,474         (1,235)
        Less cost of Common shares in Treasury;
          794,390 in 1996 and 478,726 in 1995                              (3,514)        (2,994)
                                                                         --------       --------
  Total Shareholders' Equity                                               25,760         12,844

                                                                         --------       --------
                                                                         $ 44,046       $ 40,137
                                                                         ========       ========

- -------------------------------------------------------------------------------------------------

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (In thousands, except share and per share data)

- ---------------------------------------------------------------------------------------------------------------------------
                                                                                            THREE MONTH
                                                           FISCAL YEAR ENDED MARCH 31       PERIOD ENDED       YEAR ENDED
                                                            1996              1995         MARCH 31, 1994     DEC. 31, 1993
                                                         -----------       -----------     --------------     -------------
                                                                            (restated)
Revenues (primarily maintenance & repair)                $    42,630       $    34,579       $     7,221       $    32,513

Costs and expenses:
       Operations and support                                 31,718            27,717             6,087            26,989
       General and administrative                              6,169             4,792             1,153             4,903
       Interest income                                           (85)             (189)              (78)             (383)
       Interest expense                                          954             1,688               400               330
                                                         -----------       -----------       -----------       -----------
       Total costs and expenses                               38,756            34,008             7,562            31,839

Income (loss) from continuing operations, before
       tax, reorganization items, asset write-
       down, equity in earnings of SFAT, extra-
       ordinary gain, and cumulative effect of a
       change in accounting principle                          3,874               571              (341)              674

Reorganization items:
       Bankruptcy administrative costs                          --                --                --              (2,386)
       Adjustment to estimated allowed claims                   --                --                --              (1,700)
Asset write-down                                              (3,000)             --                --                --
Equity in earnings of SFAT                                     5,975             2,019              --                --
                                                         -----------       -----------       -----------       -----------

Income (loss) from continuing operations before tax            6,849             2,590              (341)           (3,412)
Provision for income tax                                        (198)             --                --                --
                                                         -----------       -----------       -----------       -----------
Income (loss) from continuing operations                       6,651             2,590              (341)           (3,412)

Discontinued operations:
       Loss from discontinued operations                        --                --                --                 (23)
       Gain (loss) on close-down and disposal
            of business segment                                 --                --                --                 142
       Adjustment to estimated allowed claims                   --                --                --              (1,500)
                                                         -----------       -----------       -----------       -----------
Loss from discontinued operations                               --                --                --              (1,381)

Income (loss) before extraordinary gain
       and cumulative effect of a change
       in accounting principle                                 6,651             2,590              (341)           (4,793)

Extraordinary gain                                             6,058              --                --              13,929
Cumulative effect as of April 1, 1994, of changing
       to the equity method of accounting                       --               7,590              --                --
                                                         -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                        $    12,709       $    10,180       $      (341)      $     9,136
                                                         ===========       ===========       ===========       ===========

Per share amounts:
       Continuing operations                             $      1.09       $      0.49       $     (0.06)      $     (0.73)
       Discontinued operations                                  --                --                --               (0.29)
       Extraordinary gain                                       1.00              --                --                2.97
       Cumulative effect of accounting change                   --                1.44              --                --
                                                         -----------       -----------       -----------       -----------
       NET INCOME (LOSS)                                 $      2.09       $      1.93       $     (0.06)      $      1.95
                                                         ===========       ===========       ===========       ===========

Weighted average number of shares                          6,085,381         5,283,926         5,422,935         4,689,530

- ---------------------------------------------------------------------------------------------------------------------------

                           TRANSCISCO INDUSTRIES, INC.
    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (NET CAPITAL DEFICIENCY) Fiscal Years Ended March 31, 1996 and 1995, the Three Month Period Ended March
          31, 1994 and the Year Ended December 31, 1993
                                 (in thousands)

- -------------------------------------------------------------------------------------------------------

                                                                                           TOTAL SHARE-
                                                                                             HOLDERS'
                                         COMMON STOCK      RETAINED                          EQUITY
                                          AND PAID-IN      EARNINGS/                          (NET
                                          CAPITAL IN     (ACCUMULATED       TREASURY         CAPITAL
                                         EXCESS OF PAR     DEFICIT)          SHARES        DEFICIENCY)
                                         -------------   ------------       --------       ------------
Balance at December 31, 1992                $16,394        $(20,210)        $(2,994)        $ (6,810)

Net income                                     --             9,136            --              9,136
Issuance of common stock                        590            --              --                590
                                            -------        --------         -------         --------

Balance at December 31, 1993                 16,984         (11,074)         (2,994)           2,916

Net loss                                       --              (341)           --               (341)
Issuance of common stock                         74            --              --                 74
                                            -------        --------         -------         --------

Balance at March 31, 1994                    17,058         (11,415)         (2,994)           2,649

Net income                                     --            10,180            --             10,180
Issuance of common stock                         15            --              --                 15
                                            -------        --------         -------         --------

Balance at March 31, 1995 (restated)         17,073          (1,235)         (2,994)          12,844

Net income                                     --            12,709            --             12,709
Issuance of common stock                        727            --              --                727
Treasury shares released from escrow           --              --              (520)            (520)
                                            -------        --------         -------         --------

Balance at March 31, 1996 (restated)        $17,800        $ 11,474         $(3,514)        $ 25,760
                                            =======        ========         =======         ========

- -------------------------------------------------------------------------------------------------------

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                                 THREE MONTH
                                                                   FISCAL YEAR ENDED MARCH 31   PERIOD ENDED    YEAR ENDED
                                                                     1996               1995    MAR. 31, 1994  DEC. 31, 1993
                                                                   -------            -------   -------------  -------------
                                                                                     (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss) from continuing operations
        before extraordinary gain and cumulative                   $ 6,651            $ 2,590      $(341)         $(3,412)
        effect of change in accounting principle
    Adjustments to reconcile loss to net cash
        (used in) provided by continuing operations:
       Equity in (earnings) of SFAT, net of dividends               (5,915)            (2,019)        --               --
       Reorganization items not requiring cash                          --                 --        130            1,332
       Loss on fixed asset write-downs                               3,000                 --         --               --
       Depreciation and amortization                                 1,154              1,186        287            1,127
       Common stock issued for services                                450                 15         74               67
    Changes in operating assets and liabilities:
       Accounts receivable                                            (156)              (870)      (680)           1,909
       Inventories                                                     959             (1,059)        22              414
       Other current assets                                           (155)                97         82              409
       Other assets                                                      2                 78        (28)              55
       Accounts payable                                                999               (895)      (804)             546
       Accrued compensation and benefits                               766                370       (139)            (348)
       Deferred maintenance liability                                1,764              1,042        (17)            (520)
       Unearned revenue                                              1,240                 --         --               --
       Other current liabilities                                    (1,232)              (596)       616             (434)
       Other long-term liabilities                                     (62)               428         --             (299)
                                                                   -------           --------       ----          -------
    Net cash (used in) provided by
            continuing operations                                    9,465                367       (798)             846
                                                                   -------           --------       ----          -------
    Loss from discontinued operations                                   --                 --         --           (1,381)

    Adjustments to reconcile loss to
     net cash used in discontinued operations:
    Accrual for loss on disposal of
        business segment                                                --                 --         --             (150)
    Liabilities subject to compromise                                   --                 --         --             (658)
    Other, net                                                          --                 --         --             (586)
                                                                   -------           --------       ----          -------
           Net cash used in discontinued operations                     --                 --         --           (2,775)
                                                                   -------           --------       ----          -------
           Net cash (used in) provided by operating activities       9,465                367       (798)          (1,929)
                                                                   -------           --------       ----          -------

                                  -Continued -

                         (continued from previous page)

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            THREE MONTH
                                                           FISCAL YEAR ENDED MARCH 31      PERIOD ENDED    YEAR ENDED
                                                              1996             1995        MAR. 31, 1994  DEC. 31, 1993
                                                            --------         -------       -------------  -------------
                                                                            (RESTATED)
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, net                                (1,199)           (815)           (120)           (339)
     Restricted cash                                              --              --             124             123
     Discontinued operations:
         Capital expenditures, net                                --              --              --              --
         Disposal of equipment                                    --              --              --           1,580
         Restricted cash                                          --              --              --             600
                                                            --------         -------         -------         -------
            Net cash provided by (used in)
            investing activities                              (1,199)           (815)              4           1,964
                                                            --------         -------         -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on Class F and other senior debt               (11,929)         (2,452)           (109)           (386)
     Redemption of note receivable                                --           2,000              --              --
     Borrowings under long-term debt                           6,709             341              --              --
     Short-term borrowings (repayment)                        (1,722)          1,205             525              --
                                                            --------         -------         -------         -------
         Net cash (used in) provided by
               financing activities                           (6,942)          1,094             416            (386)
                                                            --------         -------         -------         -------
Net increase (decrease) in cash and cash equivalents           1,324             646            (378)           (351)
                                                            --------         -------         -------         -------
Cash and cash equivalents at beginning of year                 1,371             725           1,103           1,454
                                                            --------         -------         -------         -------
Cash and cash equivalents at end of year                    $  2,695         $ 1,371         $   725         $ 1,103
                                                            ========         =======         =======         =======
SUPPLEMENTAL CASH FLOW INFORMATION:
     Treasury shares released from escrow
       in connection with the debt refinancing              $   (520)        $    --         $    --         $    --
                                                            ========         =======         =======         =======
     Common stock issued in connection
       with the debt refinancing                            $    277         $    --         $    --         $    --
                                                            ========         =======         =======         =======

                           TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

         BASIS OF PRESENTATION.

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

         CONCENTRATION OF CREDIT RISK.

         The Company markets its services throughout the United States. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses have been within management's expectations. Reserves for doubtful accounts were approximately $97,000 at March 31, 1996 and $48,000 at March 31, 1995.

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

              Buildings and improvements                 17 to 40 years
              Equipment and track                         3 to 40 years
              Rolling stock                              15 to 20 years
              Other                                       3 to 10 years

         When properties are retired, or otherwise disposed of, the asset cost and accumulated depreciation are removed from the accounts, and the resulting gain or loss is credited or charged to operations. Normal recurring maintenance and repair costs are expensed as incurred. Major repairs or betterments are capitalized and depreciated over the remaining useful lives of the related assets.

         PER SHARE DATA.

         Net income per share data is computed using the weighted average number of shares of outstanding common stock and diluted common stock equivalents from the assumed exercise of stock options and warrants. Net loss per share data is computed using the weighted average number of shares of outstanding common stock and excludes common stock equivalents as their effect would be anti-dilutive.

         STATEMENTS OF CASH FLOWS.

         For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. For the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993, interest of $623,000, $906,000, $106,000, and $135,000 was paid. For the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993, the Company paid $200,000, $51,000, $17,000, and $36,000 in income taxes related to various federal and state filings.

         INCOME TAXES.

         The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." This statement requires that deferred income taxes be determined using the asset and liability method.

         EQUITY IN EARNINGS OF SFAT.

         Equity in earnings of SFAT represents the Company's share of earnings in SFAT, of which Transcisco Trading Company (a wholly owned subsidiary of the Company) has a 23.5% ownership interest as of March 31, 1996. The Company believes SFAT is the largest privately owned railcar transportation company in Russia. Effective April 1, 1994, the Company resumed the equity method of accounting for its SFAT investment in December 1995. The resumption of equity accounting was based upon a number of factors including the Company's continuing ability to influence SFAT's operations and the availability of audited financial data from SFAT.

         The Company's equity in the earnings of SFAT is presented as a cumulative effect as of April 1, 1994. Beginning with the Company's fiscal year ended March 31, 1995, the Company's equity in earnings of SFAT were restated to reflect the Company's equity in SFAT's earnings one quarter in arrears. Accordingly, the Company's equity in the earnings of SFAT for the fiscal year ended March 31, 1995 reflects SFAT's income through SFAT's fiscal year ended December 31, 1994. Similarly, the Company's equity in the earnings of SFAT for the fiscal year ended March 31, 1996 reflects SFAT's earnings for its fiscal year ended December 31, 1995, net of certain costs incurred. The adoption of a one quarter-in-arrears recognition of equity earnings resulted in the Company not reporting any equity earnings for the three month period ended March 31, 1994.

         The Company also earns licensing and service fees from SFAT which amounted to (in thousands): $1,500, $1,200, $150, and $1,300 for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994 and the year ended December 31, 1993, respectively. These amounts are included in revenues in the accompanying statement of operations. The Company also received dividends from SFAT which amounted to (in thousands): $60,000, $51,000, $0, and $43,500 for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994 and the year ended December 31, 1993, respectively.

         Summarized financial information from the audited financial statements of SFAT is presented below (in thousands):

                                                          Year Ended December 31
                                                             1995         1994
                                                             ----         ----
          Current assets                                   $ 57,073     $ 38,035
          Total assets                                      136,597      103,448
          Current liabilities                                51,510       41,162
          Total liabilities                                  52,560       45,262
          Shareholders' equity                               79,825       53,915
          Total revenues                                     81,982       27,337
          Operating income before interest and taxes         29,701       12,441
          Net income                                         26,594        8,925

         REVENUE RECOGNITION.

         The Company recognizes revenue from repair and maintenance services in the period in which such services are performed. Performance of services is deemed to have occurred when a railcar's repairs have been completed and the railcar is made available for customer disposition. For maintenance fees earned under long term contracts, revenues are recognized over the length of the maintenance agreements in accordance with the terms of the agreements. Such agreements generally require customers to pay fees monthly as consideration for maintenance and management services as defined in the contracts. For railcar leases, the Company recognizes revenues over the length of the leases in amounts reflecting contractual lease payments due from lessees.

         USE OF ESTIMATES.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         STOCK OPTIONS.

         The Company accounts for its stock option plan in accordance with provisions of the Accounting Principles Board's Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation." SFAS 123 provides an alternative to APB 25 and is effective for fiscal years beginning after December 15, 1995. The Company expects to continue to account for its employee stock plans in accordance with the provisions of APB 25 with the disclosures required by SFAS 123. Accordingly, the adoption of SFAS 123 is not expected to have any impact on the Company's financial position or results of operations.

         RECLASSIFICATIONS.

         Certain prior year balances have been reclassified to conform to the current year's presentation.

NOTE 2.  PROPERTY AND EQUIPMENT.

         Property and equipment at March 31, 1996 and 1995 were as follows (in thousands):

                                                         1996          1995
                                                         ----          ----
                  Land                                $   937       $ 1,078
                  Building and improvements             8,123         8,852
                  Rolling stock                           677           682
                  Equipment and track                   9,523        13,863
                  Other                                 1,112         1,044
                                                      -------       -------
                                                       20,732        25,519
                  Less: Accumulated depreciation       (5,766)       (7,958)
                                                      -------       -------
                                                      $14,606       $17,561
                                                      =======       =======

         In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." SFAS 121 requires recognition of impairment of long-lived assets in the event the net book value of such assets exceeds the undiscounted cash flows attributed to such assets. The Company adopted the provisions of SFAS 121 as of October 1, 1995.

         In connection with the refinancing of the Company's debt, the Company evaluated the ongoing value of its property and equipment. Based on this evaluation, the Company determined that assets at one facility with a carrying value of approximately $5,500,000 were impaired and such assets were written down by $3,000,000 to their fair value. Fair value was estimated based upon property and equipment appraisals.

NOTE 3.  INCOME TAXES.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows (in thousands):

                                   (next page)

                                                                 March 31, 1996  March 31, 1995
                                                                 --------------  --------------
       Deferred tax liability:
           Non-current:
              Book basis of fixed assets in excess of tax basis         $ 3,426        $ (5,162)
                                                                        -------        --------
       Total deferred tax liability                                       3,426          (5,162)
       Deferred tax asset:
           Current
              Difference in reporting bad debt expense and
              other current assets and liabilities for tax
              purposes                                                      260             624
           Non-current:
              Net operating  loss carryforwards                           4,208          11,190
              Accrued interest                                               17             556
              Other-net                                                   1,470             682
                                                                        -------        --------
           Total deferred tax asset                                       5,910          13,052
       Net deferred tax asset                                             2,484           7,890
           Valuation allowance                                           (2,484)         (7,890)
                                                                        -------        --------
           Net deferred tax liability                                   $    --        $     --
                                                                        =======        ========

         The net change in the valuation allowance for the year ended March 31, 1996 was an decrease of $5,406,000 due largely to a decrease in net operating losses as well as other changes in the components of the deferred tax asset and liability.

         The provision for income taxes is comprised of the following:

                                       Fiscal Year Ended       Fiscal Year Ended
                                          March 31, 1996          March 31, 1995
                                       -----------------       -----------------
           Current:
              Federal                           $189,000                      --
              State                                9,000                      --
              Total current                      198,000                      --
       Deferred:
              Federal                                 --                      --
              State                                   --                      --
                                                --------                     ---
              Total deferred                          --                      --
                                                --------                     ---
                                                $198,000                      --
                                                ========                     ===

         A reconciliation between income tax provisions computed at the U.S. federal statutory rate and the effective rate is reflected in the statement of operations:

                                                          Fiscal Year           Fiscal Year           Three Month
                                                             Ended                 Ended             Period Ended
                                                         March 31, 1996        March 31, 1995        March 31, 1994
                                                         --------------        --------------        --------------
       Federal statutory rate                                       34%                   34%                   34%
       State rate, net of federal benefit                            7                     7                     7
       Alternative minimum tax rate differential                   (14)                   --                    --
       Benefit from carryforward of net operating losses           (27)                  (41)                  (41)
                                                                   ---                   ---                   ---
          Effective income tax rates                                --                    --                    --
                                                                   ===                   ===                   ===

         The balance sheets as of March 31, 1996 and 1995 reflect liabilities for tax claims. The tax claims are the result of unresolved tax authority audits pertaining to the years 1985 through 1989. The potential liability for the tax claims was approximately $200,000 and $660,000 at March 31, 1996 and 1995, respectively. Tax account balances related to the tax claims total $2,040,000 and $2,235,000 as of March 31, 1996 and 1995, respectively, and are included in other long-term liabilities in the accompanying balance sheet.

         At March 31, 1996 and 1995, the Company had net operating loss carryforwards for federal income tax purposes of approximately $11,600,000 and $30,000,000, respectively. These net operating loss carryforwards expire from 2004 through 2008. The Company's ability to utilize the net operating loss carryforwards may be limited in the event of a 50% or more ownership change within any three year period.

         No provision for income taxes on $16,703,000 of accumulated undistributed earnings of the Company's investment in a foreign company has been recorded since the earnings are intended to be indefinitely reinvested in that company.

         Cash paid for income taxes was $197,000 for the fiscal year ended March 31, 1996.

NOTE 4.  BANK BORROWINGS AND LONG-TERM DEBT (IN THOUSANDS).

         SUMMARY OF LONG-TERM DEBT.

                                                            March 31, 1996   March 31, 1995
                                                            --------------   --------------
          Secured revolving credit agreement: Transamerica      $    --        $     --
          Senior term loan: Transamerica                          1,985              --
          Series A subordinated debt: Furman Selz                 1,500              --
          Other long-term debt                                      458             458
          Restructured Debt (Note 9)                                --           14,520
                                                                ------         ---------
                                                                 3,943            14,978
          Less current portion                                    (382)          (1,563)
                                                                -------        ---------
          LONG-TERM DEBT                                        $3,561         $  13,415
                                                                ======         =========

         REFINANCING.

         On August 1, 1995, the Company refinanced substantially all of its long-term debt. Financing for the transaction was provided by Transamerica Business Credit Corporation, ("Transamerica") and Furman Selz SBIC, L.P. ("Furman Selz"). Transamerica provided a $10 million asset-based credit facility, while Furman Selz purchased a $3 million subordinated note (Furman Selz also purchased warrants to acquire 1 million shares of the Company's common stock at $1.50 per share). The proceeds from these loans and approximately $3 million of the Company's available cash were used to repurchase approximately $15 million of the Company's Class F debt (including accrued interest) for a cash payment of $8.4 million and other consideration, resulting in an approximate $6 million extraordinary gain. The Company also used $1.7 million of proceeds from the refinancing to retire all of its short-term revolving line of credit held by Congress Financial Corporation.

         SENIOR TERM LOAN.

         Pursuant to a term loan with Transamerica, principal payments are due in equal monthly installments of $26,000 for 59 months through June 30, 2000, with the balance of the then outstanding principal due July 31, 2000; interest is due monthly in arrears, computed at prime plus 2% (10.25% at March 31, 1996). The loan is secured by substantially all of the Company's property and equipment. The term loan note contains financial covenants, including certain ratios that the Company must satisfy, and certain prepayment fees for payments made before July 31, 1998.

         REVOLVING CREDIT LINE.

         This credit facility with Transamerica has a limit of $7,835,000, subject to certain reserves and eligibility requirements (available credit facility in March 31, 1996 was $1.5 million). The loan is collateralized by the Company's accounts receivables and inventory (the "collateral base"). The collateral base is computed on a daily basis. Interest is accrued daily based on the amount of loan outstanding, at a rate of prime plus 1.75% (10% as of March 31, 1996), payable in arrears. A fee of 0.25% is assessed on any unused line of credit. A fee of 0.25% of the daily average of loan outstanding during each month is charged to the Company. The term of the credit line is five years (expiring July 31, 2000), when all outstanding balances are due in full.

         SECURED REAL ESTATE LOAN.

         Collateral for this loan (through the Wyoming Community Development Center) consists of the real estate, land and buildings of Transcisco Rail Services' Rock Springs, Wyoming facility. The loan is payable in two remaining installments: $100,000 in December 1997 and $200,000 in December 2000. Interest is 6% and is due monthly.

         SERIES A SENIOR SUBORDINATED NOTES.

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

         Principal payments on debt are approximately (in thousands): $382 in 1997; $450 in 1998; $338 in 1999; $2,024 in 2000, and $749 thereafter.

         The Company believes that as of March 31, 1996, the fair value of its long-term debt approximates the carrying value of those obligations. The fair value of the Company's long-term debt is estimated based on quoted market prices for similar issues with the same interest rates that would be available to the Company for similar debt obligations.

NOTE 5.  LONG-TERM MAINTENANCE, MANAGEMENT AND SUB-LEASE CONTRACTS.

         The Company has long-term maintenance contracts, including certain cost-per-mile maintenance contracts, with several major customers requiring the Company to provide maintenance services on unit train coal cars, primarily over one to fifteen year periods. Fees are based on a fixed price per railcar-mile traveled, with provisions for adjustments based on a projected frequency of repair and changes in costs of materials and industry labor rates. The Company estimates the cost of providing maintenance under these contracts and accrues these estimates as a Deferred Maintenance Liability and a current period expense. These estimates may differ from actual results and such estimates could be material to the financial statements. The actual amount of future maintenance costs will vary depending on the actual lives of the maintenance components, the proportion of repairs performed by outside railroad maintenance shops, inflation and other factors. Actual costs are deducted from the Deferred Maintenance Liability as incurred. Overhead costs are recognized as incurred.

NOTE 6.  COMMITMENTS AND CONTINGENCIES.

         LEASING ARRANGEMENTS.

         Various production and office facilities and equipment are leased under operating leases ranging from one to ten years, with options to renew at various times. In addition, certain rolling stock is leased on a long-term basis. Rental expenses for operating leases with non-cancelable terms in excess of one year are (in thousands): $2,607 in

1997; $2,628 in 1998; $2,340 in 1999; $2,414 in 2000, and $2,029 in 2001 and
beyond.

         The Company has certain long-term non-cancelable management and sub-lease agreements related to railcar leasing transactions between 1997 and 2006. Amounts receivable under the terms of these non-cancelable agreements with terms in excess of one year are (in thousands): $2,931 in 1997; $2,935 in 1998; $2,796 in 1999; $2,741 in 2000, and $2,707 in 2001 and beyond.

         Rent expense during the year ended December 31, 1993, the three month period ended March 31, 1994, the years ended March 31, 1995 and 1996 was (in thousands): $1,998, $492, $1,699, and $3,085, respectively.

         LITIGATION.

         On or about September 15, 1995, Great American Insurance Company ("Great American") filed an action (the "Action") in the Superior Court of the State of California in and for the County of Marin against Mark Hungerford, a former Chairman, Director, and Chief Executive Officer of the Company. The action purports to set forth three causes of action for declaratory relief, and seeks judgment in the amount of $2,675,000 (plus interest as provided by law) against Mr. Hungerford. According to the complaint, the Action purports to arise out of a certain payment made by Great American on behalf of Mr. Hungerford in connection with the partial settlement of certain litigation, captioned Daniels
v. PLM International, Inc., et al., to which Mr. Hungerford and others, including the Company, previously were parties. The Daniels litigation has been settled, and the state and federal complaints have been dismissed with prejudice. The complaint in the Action also seeks a declaration that two endorsements each barred coverage under a Directors' and Officers' Policy issued by Great American to the directors and officers of the Company. The complaint in the Action also seeks a declaration that no coverage is afforded under that policy for the director and officer defendants in the Daniels litigation in their capacities as directors or officers of PLM International, Inc. Prior to the commencement of the Action in the Marin County Superior Court, the United States District Court for the Northern District of California ruled, on a summary judgment motion in a declaratory relief action, that neither of the endorsements relied upon by Great American precluded coverage under the particular Directors' and Officers' Policy issued by Great American. The Court of Appeals for the Ninth Circuit reversed and remanded that decision, directing that it be dismissed on grounds which did not address the coverage issues under the two endorsements. Great American thereafter filed the Action in Marin County Superior Court. Mr. Hungerford may attempt to seek reimbursement from the Company for any sums paid in connection with defense or settlement of the claim, subject to certain terms and conditions in an indemnification agreement with the Company.

NOTE 7.   SHAREHOLDERS' EQUITY.

         COMMON STOCK.

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

         During fiscal years 1996, 1995 and 1993, the Company granted 25,000, 60,000 and 165,000 shares of common stock, valued at approximately $50,000, $75,000 and $67,000, respectively, to members of the Board of Directors as compensation for extraordinary services.

         STOCK OPTIONS.

         In January 1995, the Company's shareholders approved an Amended and Restated (1994) Stock Option Plan (the "1994 Plan"). The prior stock option plan was adopted in its original form and amended in 1989. The 1994 Plan reserves for the issuance of 750,000 shares of common stock. There were no common shares available for grant at March 31, 1996.

         In January 1995, the Company's Board of Directors also approved an Amended and Restated Directors Stock Option Plan which reserves 100,000 shares of common stock. Common shares available for grant were 88,000 at March 31, 1996.

         Activity under these stock option plans for the years ended March 31, 1996 and 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993 was as follows:

                                                   SHARES UNDER
                                                     OPTION              EXERCISE
                                                      PLAN              PER SHARE
                                                   ------------         ---------
              Outstanding, December 31, 1993         393,000        $0.50 to $3.75
              Granted                                310,000               $1.1875
              Exercised                               (6,600)                $0.50
              Cancellations                          (21,500)       $0.50 to $0.81
                                                    --------
              Outstanding, March 31, 1994            674,900
              Granted                                353,500       $1.188 to $1.50
              Exercised                              (29,875)     $0.50 to $1.1875
              Cancellations                         (318,792)    $0.50 to $ 1.1875
                                                    --------
              Outstanding, March 31, 1995            679,733
              Granted                                117,000       $1.44 to $5.563
              Exercised                             (191,818)     $0.50 to $1.1875
              Cancellations                          (30,073)       $0.50 to $1.50
                                                    --------
              Outstanding, March 31, 1996            574,842
                                                    ========

         STOCK WARRANTS.

         In connection with the refinancing, Furman Selz purchased warrants to acquire 1 million shares of the Company's common stock at an exercise price of $1.50 per share. The agreement governing the warrants was reached in June 1995, when the Company's stock price was approximately $1.50 per share. Furman Selz paid $30,000 for the warrants, which expire in July 2005. The warrants are subject to certain anti-dilution provisions and may be fully exercised at any time. The warrants may be exercised for cash consideration only.

         STOCK PURCHASE RIGHTS.

         In 1995 the Board of Directors approved an employee stock purchase plan (the "Purchase Plan"), which provides for the issuance of stock purchase rights to key employees. The Company has reserved 510,000 shares for issuance under the Purchase Plan. In fiscal 1996, employees were granted 260,000 stock purchase rights under the plan.

         SHAREHOLDER RIGHTS PLAN.

         On September 5, 1995, the Company adopted a Shareholder Rights Plan (the "Rights Plan"), pursuant to which each holder of the Company's Common Stock was issued a currently unexercisable right ("Right") to purchase Series A Junior Preferred Participating Stock (the "Preferred Stock") at an exercise price of $12.00 per share. Following public announcement that a person or group has acquired, or is making a tender offer for, 5% or more of the outstanding shares of the Company's Common Stock, the Rights will become exercisable to purchase the number of shares of Preferred Stock having a value equal to ten times the exercise price. In the event that the Company engages in a merger or business combination with the acquirer or tender offeror, the Rights will become exercisable for shares of common stock in the acquiring entity having a value equal to ten times the exercise price of the Right. The Rights would not become exercisable, however, if the Company's Board of Directors approved the acquisition of the common stock, the merger, or the business combination prior to the occurrence thereof.

NOTE 8.   BENEFIT PLAN.

         Substantially all employees are eligible to participate in the Company's Profit Sharing and Tax Advantage Savings Plan. The Company makes discretionary contributions to the Plan up to a maximum matching contribution of $1,000 for each participant. Contributions charged to operations were $114,653 in the year ended March 31, 1996, $101,000 in the year ended March 31, 1995, $22,000 in the three month period ended March 31, 1994, and $75,000 in the year ended December 31, 1993.

NOTE 9.   CHAPTER 11 REORGANIZATION PROCEEDINGS.

         On July 1, 1991, certain holders of Transcisco Industries, Inc.'s (the "Company's") 9% Convertible Senior Subordinated Notes due May 15, 1996, filed an Involuntary Petition for Relief Under Chapter 7 of the United States Bankruptcy Code against the Company in the United States Bankruptcy Court. The petition was in response to the Company's previous announcement that it was delaying the May 15, 1991 interest payment on these Notes. On July 30, 1991, the Company filed a motion (which was granted) to convert the case to voluntary Chapter 11 of the United States Bankruptcy Code. In addition, one of its subsidiaries, Transcisco Tours, Inc., filed a voluntary petition with the United States Bankruptcy Court seeking protection under Chapter 11. The Chapter 11 proceedings did not include any of the Company's other operating subsidiaries: Transcisco Rail Services Company (TRS), Transcisco Leasing Company, Transcisco Trading Company or Transcisco Texan Railway, Inc., (whose operations were subsequently discontinued). The Chapter 11 cases were administered by the Bankruptcy Court, with Transcisco Industries, Inc. and Transcisco Tours, Inc. (the Debtor Companies) managing their businesses as debtors-in-possession subject to the control and supervision of the Bankruptcy Court.

         The primary cause of the Chapter 11 filings was the outlay required and significant losses incurred in the construction and operation of a luxury "cruise train" operating from the San Francisco Bay Area to Lake Tahoe/Reno, Nevada by Transcisco Tours, Inc. The "cruise train" operated from December 7, 1990 to April 29, 1991. As a result of substantial losses, Union Bank terminated the Company's line of credit, and the Company was unable to satisfy its then current cash flow requirements, all of which prompted the two Chapter 11 cases.

         Following a hearing on September 3, 1993, the Bankruptcy Court announced its intention to confirm the Joint Plan of Reorganization ("Plan") propounded by the Company, its Official Unsecured Creditors' Committee and its Official Bondholders' Committee. The Findings of Fact and Conclusions of Law Regarding the Joint Plan of Reorganization and the Order Confirming the Joint Plan of Reorganization were entered by the Bankruptcy Court on October 21, 1993 and the Plan became effective on November 3, 1993. In September 1993, Transcisco Tours filed a liquidating Plan of Reorganization. The Disclosure Statement accompanying that Plan was approved by the Bankruptcy Court in October 1993 and confirmed in December 1993. Accordingly, other than liabilities guaranteed by the Company as part of the Plan, the accompanying financial statements do not include the accounts of Transcisco Tours after September 1993. The Plan generally provided that:

1. Tax claims of approximately $1,300,000 (applied against the previously established deferred tax liability) were to be paid in full over a six-year period including 7% interest.

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

3. In connection with the Plan, the Company had previously settled litigation brought by Shirley B. Daniels against the Company, PLMI and other defendants. Pursuant to the settlement in the Plan, the Company paid the entire $750,000 in full satisfaction over a ten quarter period ended December 31, 1995.

4. In August 1993, in accordance with the Plan, the Company paid $1.5 million in cash to Amtrak in full satisfaction of its claim of $10,206,000. Amtrak's claim was based upon the Company's alleged breach of a five-year operating and management agreement with Amtrak to operate the Transcisco Tours' cruise train.

5. Eighty percent (80%) of the claims of most remaining unsecured creditors ("Class F" claims) plus monthly interest at prime plus
         11/2%, were to be paid over a seven year period ending in December 31, 1999. The aggregate amount of unsecured claims allowed, after the 20% reduction, was approximately $18,270,570. The Company retired all Class F claims in connection with its August 1995 refinancing.

         In addition, on November 4, 1993, the Company issued 489,976 shares of its common stock (representing 10% of the Company's then outstanding Common Stock) to a Collateral Agent acting on behalf of the unsecured creditors. These shares were to be distributed over a three year period. Upon completion of the refinancing, approximately 175,000 shares were distributed to the Class F claimants. The Company retained approximately 315,000 of shares in treasury.

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

         The consolidated financial statements for the year ended December 31, 1993 reflect the financial reporting guidance for entities in reorganization as prescribed by the American Institute of Certified Public Accountants' Statement of Position 90-7 "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." The Consolidated Statements of Operations separately disclose reorganization expenses related to the Chapter 11 proceedings.

         Interest expense related to pre-petition indebtedness of approximately $3.1 million was not accrued in the financial statements for the year ended December 31, 1993. Such interest was not be paid nor became a secured claim since the Company was operating under Chapter 11 during most of 1993. Of the unaccrued interest, approximately $604,000 from 1993 relates to discontinued operations. From November 3, 1993, until the refinancing in August 1995, interest was accrued on the Class F claims in accordance with generally accepted accounting principles.

NOTE 10.  SUBORDINATED NOTE RECEIVABLE FROM PLMI.

         Until the Company's emergence from bankruptcy, the Company had a $5 million subordinated note from PLMI. The note bore interest at 14.75% with interest payable semi-annually. Interest income of approximately $160,000, $73,000, and $371,000 was recorded in the year ended March 31, 1995, the three month period ended March 31, 1994, and the year ended December 31, 1993, respectively. In October 1994, PLMI redeemed the note for

90% of its face value. In accordance with the Plan of Reorganization, the $1.8 million in redemption proceeds due Transcisco was paid to its Class F Creditors.

NOTE 11.    SUBSEQUENT EVENTS.

         On June 17, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Trinity Industries, Inc. ("Trinity"). Under terms of the Agreement, and subject to certain approvals, a wholly-owned subsidiary of Trinity will merge with Transcisco through the exchange of shares of common stock of Trinity for 100 percent of the issued and outstanding shares of common stock of Transcisco.

         The Agreement provides that each share of Transcisco's outstanding common stock will be exchanged on a tax free basis for .1884 of a share of Trinity's common stock. Based on the June 14, 1996 closing price of $35 per share of Trinity's stock, the transaction would have a value of approximately $47.6 million. The stock exchange ratio is fixed.

         The consummation of the proposed merger is subject, among other conditions, to registration with the Securities and Exchange Commission of the stock of Trinity to be issued in the transaction, approval of the definitive agreement by the shareholders of Transcisco, expiration of the waiting period prescribed under the Hart-Scott-Rodino Antitrust Improvements Act, and all necessary regulatory approvals.

                                INDEX TO EXHIBITS
                           TRANSCISCO INDUSTRIES, INC.

EXHIBIT NO.                                                                                     PAGE NO.
- -----------                                                                                     --------
   3.1      Joint Plan of Reorganization.                                                              *

   3.2      Amended and Restated Certificate of Incorporation of Transcisco Industries, Inc.           *

   3.3      Amended and Restated By-Laws of Transcisco Industries, Inc.                                *

   4.1      Form of Certificate of Designation, Preferences and Rights of Series A
            Junior Participating Preferred Stock of Transcisco Industries, Inc.                       44

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

   10.3     Plan and Agreement of Reorganization.                                                      *

   10.4     Employment Agreement between TRS and Mr. Jahnke, dated April 13, 1995.                     *

   10.6     Transcisco Industries, Inc. Directors' (1994) Stock Option Plan.                           *

   10.7     Employment Agreement as amended, dated May 1, 1995 between
            Mr. William F. Bryant and Transcisco Leasing Company.                                      *

   10.8     Agreement between Deucalion Securities, Inc., and Steven L. Pease and
            the Company dated January 3, 1995.                                                         *

   10.9     Amendment dated March 1, 1996 to the Agreement between Deucalion
            Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995.              41

   10.10    The Note and Warrant Purchase Agreement Among the Company,
            Transcisco Rail Services Company, Transcisco Leasing Company,
            and Transcisco Trading Company and Furman Selz S.B.I.C.,
            L.P. and James Dowling dated as of August 1, 1995.                                         *

   10.11    The Registration Rights Agreement by and between the Company,
            Furman Selz S.B.I.C., L.P., and James Dowling dated August 1, 1995.                        *

   10.12    The Loan and Security Agreement between the Company,
            Transcisco Rail Services Company, Transcisco Leasing Company,
            Transcisco Trading Company, and Transamerica Business Credit
            Corporation, dated as of July 31, 1995.                                                    *

   10.13    The Shareholder Rights Plan by and between the Company and
            First Interstate Bank of California, as rights agent, dated
            September 5, 1995.                                                                         *

   10.14    Letter Agreement by and between the Company and Mark C.

            Hungerford dated July 1, 1995.                                                             *

   10.15    Agreement  and Plan of Merger among Trinity Industries, Inc., Trinity Y, Inc.,
            and the Company dated June 17, 1996.                                                      54

   10.17    The Company's Stock Purchase Plan.                                                         *

   10.18    Amendment dated June 17, 1996 to the Rights Agreement by and between the Company and Wells Fargo Bank National Association
            (formerly First Interstate Bank of California), dated September 5, 1995.                 135

   21.1     List of Subsidiaries of the Company.                                                       *

   23.1     Consent of Independent Auditors regarding the Company's consolidated
            financial statements included in this Annual Report on Form 10-K.                         40

   27.0     Financial Data Schedule.                                                                 155

   99.1     JSC SFAT Consolidated Financial Statements for the years
            ended December 31, 1995 and 1994, with Independent
            Auditors' Report thereon.                                                                137

                  * = incorporated by reference