Form 10-Q
period 1996-06-30
TRANSCISCO INDUSTRIES INC
filed 1996-08-06
CIK 786053

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to __________________

Commission file number 1-9051

                               [TRANSCISCO LOGO]

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

                                 YES [x] NO [ ]

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                 YES [x] NO [ ]

Indicate the number of common shares outstanding, as of the latest practicable date.

            Class                          Outstanding at  August 1, 1996:
Common Stock, $.01 par value               5,412,725  (excludes 794,390 shares
                                           held in Treasury)

ITEM 1.                  PART I -- FINANCIAL STATEMENTS
FINANCIAL STATEMENTS       TRANSCISCO INDUSTRIES, INC.
                            CONSOLIDATED BALANCE SHEETS
                        (In thousands, except share data)

                                                              June 30        March 31
                                                                1996           1996
                                                             ----------      --------
                                                             (Unaudited)

ASSETS
Current Assets:
    Cash and cash equivalents                                $  1,752       $  2,695
    Accounts receivable                                         6,706          6,377
    Inventories                                                 2,361          2,501
    Other current assets                                          656            574
                                                             --------       --------
          Total current assets                                 11,475         12,147

Property and equipment, net
          of accumulated depreciation                          14,497         14,606
Investment in SFAT                                             18,466         17,214
Other assets                                                       74             79
                                                             --------       --------
                                                             $ 44,512       $ 44,046
                                                             ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
    Accounts payable                                         $  3,656       $  3,743
    Accrued compensation and benefits                           1,152          1,968
    Other current liabilities                                   1,950          2,899
    Current portion of long-term debt                             382            382
                                                             --------       --------
          Total current liabilities                             7,140          8,992

Senior secured debt                                             1,958          2,061
Subordinated debt                                               1,500          1,500
Other long-term liabilities                                     2,863          2,861
Deferred maintenance liability                                  3,290          2,872
Commitments and contingencies

Shareholders' equity:
    Common Stock $.01 par value
          15,000,000 shares authorized,
          issued and outstanding, 6,064,681 at June 30,
          1996 and 6,064,004 at March 31, 1996                     53             53
    Paid-in capital in excess of par                           17,747         17,747
    Retained earnings                                          13,475         11,474
    Less cost of 794,390 common shares in treasury             (3,514)        (3,514)
                                                             --------       --------
          Total shareholders' equity                           27,761         25,760
                                                             --------       --------
                                                             $ 44,512       $ 44,046
                                                             ========       ========

                                       2

                           TRANSCISCO INDUSTRIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER-SHARE DATA)
                                  (UNAUDITED)

                                                        Three Months Ended
                                                              June 30
                                                    ---------------------------
                                                    1996                   1995
                                                    ----                   ----
                                                                      (restated)

Revenues                                            $    10,277     $    10,835

Costs and expenses:
   Operations and support                                 7,926           8,399
   Selling, general and administrative costs              1,649           1,500
   Interest (income)                                        (19)            (34)
   Interest expense                                         108             460
   Other (income) expense                                   (14)             18
                                                    -----------     -----------
                                                          9,650          10,343
                                                    -----------     -----------

Income from operations before equity in the
   earnings of SFAT and tax provision                       627             492

Equity in earnings of SFAT                                1,377           1,001

Provision for income tax                                     (3)             --
                                                    -----------     -----------
NET INCOME                                          $     2,001     $     1,493
                                                    ===========     ===========

NET INCOME PER SHARE                                $      0.30     $      0.27
                                                    ===========     ===========

Shares used in calculations of per share amounts      6,615,091       5,460,630

                           TRANSCISCO INDUSTRIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                     Three Months Ended June 30
                                                     --------------------------
                                                     1996                  1995
                                                     ----                  ----
                                                                      (restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                          $ 2,001         $ 1,493
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
        Equity in earnings of SFAT                       (1,377)         (1,001)
        Interest payable                                     --             208
        Depreciation and amortization                       246             302
        Common stock issued for services                     --             413
        Changes in operating assets and liabilities:
          Accounts receivable                              (329)         (1,461)
          Inventories                                       140             114
          Other current assets                              (82)           (199)
          Other assets                                        5             (86)
          Accounts payable                                  (87)            796
          Accrued compensation and benefits                (816)           (305)
          Deferred maintenance liability                    418             664
          Other current liabilities                        (824)            534
          Other long-term liabilities                         2              --
                                                        -------         -------
          Net cash provided by (used in)
            operating activities                           (703)          1,472

CASH FLOWS FROM INVESTING ACTIVITIES:
          Capital expenditures, net                        (137)           (372)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on senior debt                                (103)           (397)
    Payments on short term borrowings                        --             (66)
                                                        -------         -------
          Net cash used in financing activities            (103)           (463)
                                                        -------         -------

Net increase (decrease) in cash and cash equivalents       (943)            637

Cash and cash equivalents at beginning of period          2,695           1,371
                                                        -------         -------
Cash and cash equivalents at the end of period          $ 1,752         $ 2,008
                                                        =======         =======

                           TRANSCISCO INDUSTRIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1996

BASIS FOR PRESENTATION.

The accompanying unaudited financial statements have been prepared in accordance with generally accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1996.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS

    COMPARISON OF THE COMPANY'S OPERATING RESULTS FOR THE THREE MONTHS ENDED
        JUNE 30, 1996 AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1995

REVENUES.

Revenue for the Company during the three month period ended June 30, 1996 was $10.3 million, versus $10.8 million in the comparable three month period of 1995. The decrease in revenue was primarily a result of a reduction in program repair work at Transcisco Rail Services Company (TRS). This decline in revenue was buffered to some extent by an increase in revenue at Transcisco Leasing Company (TLC), whose revenues expanded as a result of growth in the number of railcars under long term management and maintenance contracts.

OPERATIONS AND SUPPORT EXPENSES.

Operation and support expenses include the cost of direct and indirect labor, materials and overhead costs associated with the repair and maintenance of railroad rolling stock. Operations and support expenses for the quarter ended June 30, 1996 decreased to $7.9 million from $8.4 million in the comparable period of 1995. The decrease was primarily a result of lower direct labor and material costs at TRS caused by a reduction in the volume of program repair work.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES.

Selling, general and administrative expenses include the sales, finance, human resources, legal, purchasing and administrative operations of the Company. These expenses increased to $1.6 million for the quarter ended June 30, 1996 from $1.5 million in the same period of 1995. This increase was caused by higher personnel and marketing costs, principally at TLC as a result of growth in its managed railcar fleet.

EQUITY IN EARNINGS OF SFAT.

Transcisco Trading Company, a wholly-owned subsidiary of the Company, owns 23.5% of SFAT, Russia's leading private rail transportation company. Under the equity method of accounting, the Company accounts for its portion of SFAT's net income as "equity in earnings of SFAT."

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

NET INCOME.

Net income for the quarter was $2 million, or $0.30 per share. For the comparable quarter of 1995, net income was $1.49 million, or $0.27 per share. The increase in net income was a result of several factors, including higher profitability at TLC, resulting from the growth in its railcar fleet under management. In addition, the Company's equity in the earnings of SFAT increased as a result of continued growth in SFAT's railcar fleet and volume of petrochemicals shipped.

LIQUIDITY AND CAPITAL RESOURCES.

The ratio of current assets to current liabilities was 1.61 to 1.0 at June 30, 1996 compared to 1.35 to 1.00 at March 31, 1996. Working capital increased by $1.2 million as a result of higher earnings and an increase in the Company's deferred maintenance liability, which was the result of lower maintenance expenses incurred versus maintenance revenues received.

For the quarter ended June 30, 1996, the Company's cash flow from operating activities showed a deficit of $703,000, versus a positive cash flow from operating activities of $1,472,000 for the comparable period of 1996. The reduction in cash flow from operating activities was primarily a result of higher employee bonus payments and a drop in unearned revenue resulting from a large customer revenue prepayment in the fourth fiscal quarter of 1996.

The Company's cash requirements were satisfied primarily through cash on hand, operating earnings and revolving loans. The current revolving loan is provided through Transamerica Business Credit Corporation, and has a maximum limit of $7,835,000. There were no borrowings under this revolving loan at June 30, 1996. The loan is collateralized by the Company's accounts receivables and inventory, subject to certain reserves and eligibility terms. Based upon the Company's level of inventory and accounts receivable, coupled with the revolving loan's eligibility requirements, the net availability of funds under the facility was approximately $2 million as of June 30, 1996. Management believes its present cash balance, availability of working capital from the loan facility, and attainment of projected cash flow should be sufficient to meet the Company's working capital requirements for at least the next 12 months.

                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION - MERGER

On June 17, 1996, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Trinity Industries, Inc. ("Trinity"). Under terms of the Agreement, and subject to shareholder and regulatory approvals, a wholly-owned subsidiary of Trinity will merge with Transcisco through the exchange of shares of common stock of Trinity for 100 percent of the issued and outstanding shares of common stock of Transcisco.

The Agreement provides that each share of Transcisco's outstanding common stock will be exchanged on a tax-free basis for .1884 of a share of Trinity's common stock. Based on the July 22, 1996 closing price of $32.5 per share of Trinity's stock, the transaction would have a value of approximately $42 million. The stock exchange ratio is fixed.

ITEM 6.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)      The following documents are filed as a part of the Report:

         Exhibits:

         2.1 Agreement and Plan of Merger among Trinity Industries, Inc., Trinity Y, Inc.,and the Company dated June 17, 1996, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

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

         3.3 Amended and Restated By-Laws, incorporated by reference to Form 8-A filed by the Company on August 12, 1993.

         4.1 Form of Certificate of Designation, Preferences and Rights of Series A Junior Participating Preferred Stock of Transcisco Industries, Inc., incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

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

         10.7 Employment Agreement, as amended, dated May 1, 1995 between Mr. William F. Bryant and Transcisco Leasing Company, a subsidiary of Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

         10.8 Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1995.

         10.9 Amendment dated March 1, 1996 to the Agreement between Deucalion Securities, Inc., and Steven L. Pease and the Company dated January 3, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

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

         10.18 Amendment dated June 17, 1996 to the Rights Agreement by and between the Company and Wells Fargo Bank National Association (formerly First Interstate Bank of California), dated September 5, 1995, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

         21.1 List of subsidiaries of the Company, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended December 31, 1993.

         23.1 Consent of Independent Auditors regarding the Company's consolidated financial statements filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1996, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

         23.2 Consent of Independent Auditors of SFAT regarding the Company's consolidated financial statements, insofar as they relate to SFAT's financial statements, filed as part of the Company's Annual Report on Form 10-K for the year ended March 31, 1996, incorporated herein by reference to the Company's Form 8-K filed July 26, 1996.

         27.0     Financial data schedule.

         99.1 JSC SFAT Consolidated Financial Statements for the years ended December 31, 1995 and 1994 with Independent Auditors' Report thereon, incorporated herein by reference to the Company's Form 10-K for the fiscal year ended March 31, 1996.

b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   TRANSCISCO INDUSTRIES, INC.

  August 7, 1996                   /S/ GREGORY S. SAUNDERS
       Date                        Gregory S. Saunders - on behalf of the
                                   Registrant and as Vice President, Controller